Form 10-Q
period 1997-07-31
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 1997-09-12
CIK 1036052

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   ------------------------------------------


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 31, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from ______ to ______
                       Commission File Number [333-23811]


                   ------------------------------------------


                     EXCELSIOR PRIVATE EQUITY FUND II, INC.
             (Exact name of Registrant as specified in its charter)


                      MARYLAND                           13-[pending]
          (State or other jurisdiction of               (IRS Employer
          incorporation or organization)             Identification No.)



                              114 West 47th Street
                             New York, NY 10036-1332
          (Address of principal executive offices, including zip code)

                                 (212) 852-1000
                     (Telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes / /     No /X/

           As of July 31, 1997, there was 1 share of the Registrant's
                   Common Stock, $.01 par value, outstanding.


619994.1

                     EXCELSIOR PRIVATE EQUITY FUND II, INC.

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company's actual results to differ from future performance suggested herein. In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Company's filings with the Securities and Exchange Commission during the past 12 months.



             INDEX                                                 PAGE NO.
   PART I.   FINANCIAL INFORMATION
    Item 1.  Financial Statements (Unaudited).
             Statement of Assets and Liabilities as of July 31, 1997 (Unaudited) Notes to Financial Statements (Unaudited).
    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
    Item 3.  Quantitative and Qualitative Disclosures About Market Risk
   PART II.  OTHER INFORMATION
    Item 1.  Legal Proceedings
    Item 2.  Changes in Securities
    Item 3.  Defaults upon Senior Securities
    Item 4.  Submission of Matters to a Vote of Securityholders
    Item 5.  Other Information
    Item 6.  Exhibits and Reports on Form 8-K
   SIGNATURES



619994.1

Part I.        Financial Information

Item 1.        Financial Statements (Unaudited).



EXCELSIOR PRIVATE EQUITY FUND II, INC.
Statement of Assets and Liabilities                                                                    Quarter Ended:  July 31, 1997
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                 July 31, 1997
                                                                                                                  (unaudited)


ASSETS:
    Cash..................................................................................................       $    1,000
    Deferred organizational and initial expenses..........................................................          222,000
                                                                                                                    -------
      Total Assets........................................................................................         $223,000
LIABILITIES:
    Accrued organizational expenses and initial offering costs............................................          222,000
                                                                                                                    -------
    Net Assets consist of:
      Common Stock, $0.01 par value; authorized 200,000 shares; issued and outstanding 1 share............        $   1,000
                                                                                                                  =========
    Net Asset Value Per Share.............................................................................        $   1,000
                                                                                                                  =========


----------
Notes:

(1) The Company was incorporated in the State of Maryland on March 20, 1997 and has had no operations to date other than matters relating to its organization and registration under the Securities Act of 1933, as amended, as a diversified, closed-end management investment company which has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, and the sale and issuance of 1 share of its Common Stock to Douglas A. Lindgren.

(2) Cost incurred by the Company in connection with its organization, estimated at $15,000, will be amortized on a straight-line basis over a five-year period beginning at the commencement of operations of the Company. Costs incurred by the Company in connection with the initial registration of the Shares, estimated at $207,000 will be charged against the proceeds of the offering. Approximately $120,000 of these costs have been incurred by U.S. Trust and will be reimbursed to it.

619994.1

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.

On March 20, 1997, Douglas A Lindgren, the Company's Chief Investment Officer, purchased 1 share of the Company's common stock (the "Shares") for $1,000. The Company began the initial public offering of its Shares on June 2, 1997. As of June 30, 1997, the Company has not accepted subscriptions. Any subscriptions that will be received will be deposited in an interest-bearing bank escrow account with United States Trust Company of New York ("U.S. Trust") pending the first closing which will be held on or about the fifth business day after the receipt by U.S. Trust of subscription funds representing 100,000 Shares or $100,000,000. If subscription funds representing 100,000 Shares or $100,000,000 are not received by July 31, 1997 or such other subsequent date not later than December 31, 1997 as U.S. Trust, as the Company's Managing Investment Adviser may determine, the offering will terminate and all proceeds from the offering will be refunded to investors together with any interest earned thereon and without any deductions. The Company will begin investment operations after the first closing.

Results of Operations

Not Applicable.


Realized and Unrealized Gains and Losses from Portfolio Investments

Not Applicable.



Investment Income and Expenses

Not Applicable.



Net Assets

Not Applicable.



Liquidity and Capital Resources

Not Applicable.



Item 3.          Quantitative and Qualitative Disclosure About Market Risk.

                 Not Applicable.



619994.1

Part II.      Other Information

Item 1.       Legal Proceedings.

              There are no legal proceedings pending or, to the Company's best knowledge, threatened against the Company.



Item 2.       Changes in Securities.

              None.



Item 3.     Defaults upon Senior Securities.

            None.



Item 4.     Submission of Matters to a Vote of Security Holders.

            None.



Item 5.     Other Information.

            Not applicable.



Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits.

                  Exhibit No.

                  (27) Financial Date Schedule (for EDGAR filing purposes only).



            (a) The following reports on Form 8-K were filed during the quarter ended June 30, 1997:

                  None.



619994.1

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                  EXCELSIOR PRIVATE EQUITY FUND II, INC.


Date:   August 14, 1997               /s/ David I. Fann
                                      ------------------------------------
                                  By: David I. Fann
                                      President and Principal Executive Officer


Date:   August 14, 1997               /s/ Brian F. Schmidt
                                       -----------------------------------
                                  By:  Brian F. Schmidt
                                       Treasurer and Principal Financial and
                                       Accounting Officer




619994.1