Form 10-K
period 1997-10-31
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 1998-01-28
CIK 1036052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended October 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Transition Period from ______ to ______
                        Commission File Number 333-23811


                      ------------------------------------


                     EXCELSIOR PRIVATE EQUITY FUND II, INC.
             (Exact name of Registrant as specified in its charter)


                     MARYLAND                                 22-3510108
         (State or other jurisdiction of                     (IRS Employer
          incorporation or organization)                  Identification No.)

                              114 West 47th Street
                             New York, NY 10036-1532
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (212) 852-1000

                Title of Each Class         Name of Exchange on Which Registered
                -------------------         ------------------------------------
                       None                                None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this FORM 10-K. [ ]

The number of shares outstanding of the registrant's common stock as of October 31, 1997 was 155,512 shares. No active market for the shares of the registrant exists; therefore, the market value of such shares cannot be determined.




674279.4

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Prospectus of the Registrant dated June 2, 1997 (the "Prospectus") are incorporated by reference in Part I, Part II and Part III hereof.

                     EXCELSIOR PRIVATE EQUITY FUND II, INC.
                                      INDEX


Item No.                                                                                                 Form 10-K
                                                                                                          Report
                                                                                                           Page

                                              PART I
1.  Business...................................................................................
2.  Properties.................................................................................
3.  Legal Proceedings..........................................................................
4.  Submission of Matters to a Vote of Security Holders........................................
                                              PART II
5.  Market for Registrant's Common Equity and Related Stockholder Matters......................
6.  Selected Financial Data....................................................................
7.  Management's Discussion and Analysis of Financial Condition and Results of
    Operations.................................................................................
8.  Financial Statements and Supplementary Data................................................
9.  Changes in and Disagreements with Accountants and Financial Disclosure.....................
                                             PART III
10. Directors and Executive Officers of the Registrant.........................................
11. Executive Compensation ....................................................................
12. Security Ownership of Certain Beneficial Owners and Management.............................
13. Certain Relationships and Related Transactions.............................................
                                              PART IV
14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.........................


                                   SIGNATURES

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     WHEN  USED IN THIS  ANNUAL  REPORT  ON FORM  10-K,  THE  WORDS  "BELIEVES,"
"ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "RISK FACTORS" AS SET FORTH IN THE COMPANY'S REGISTRATION STATEMENT ON FORM N-2 (FILE NO. 333-23811) AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

674279.4
                                       -2-

                                     PART I

Item 1.           Business

Formation:
----------

Excelsior Private Equity Fund II, Inc. (the "Company" or the "Registrant") is a Maryland corporation organized on March 20, 1997. The Company is a non-diversified, closed-end management investment company operating as a business development company under the Investment Company Act of 1940, as amended and has registered its shares under the Securities Act of 1933, as amended. The Company's investment objective is to achieve long-term capital appreciation by investing in private later-stage venture capital and private middle-market companies and in certain venture capital, buyout and private equity funds that the Managing Investment Adviser (defined herein) believes offer significant long-term capital appreciation.

United States Trust Company of New York (the "Managing Investment Adviser" or "U.S. Trust") provides investment management services to the Company pursuant to a management agreement dated May 13, 1997 (the "Management Agreement"), between the Managing Investment Adviser and the Company. The Managing Investment Adviser is a subsidiary of U.S. Trust Corporation. All officers of the Company are employees and/or officers of the Managing Investment Adviser. The Managing Investment Adviser is responsible for performing the management and administrative services necessary for the operation of the Company.

Pursuant to a Registration Statement on Form N-2 (File No. 333-23811) which was declared effective on June 2, 1997, the Company publicly offered up to 200,000 shares of common stock (the "Shares") at $1,000 per Share. The Company held its initial and final closings on October 8, 1997 and November 19, 1997, respectively. The Company sold a total of 195,780 Shares in the public offering for gross proceeds totaling $195,780,000 (after taking into account the 1 Share purchased for $1,000 on March 20, 1997, by Douglas A Lindgren, the Company's Executive Vice President and Chief Investment Officer). Shares of the Company were made available through UST Financial Services Corp. (the "Selling Agent") to clients of U.S. Trust and its affiliates who meet the Company's investor suitability standards.

In connection with the public offering of its Shares, the Managing Investment Adviser paid to the Selling Agent a commission totaling $60,000. The Company incurred offering and organizational costs associated with the public offering totaling $417,154. Net proceeds to the Company from the public offering, after offering and organizational costs, totaled $195,362,846.

The Company's Articles of Incorporation provide that the duration of the Company will be ten years from the final closing of the sale of the Shares, subject to the rights of the Managing Investment Adviser and the investors to extend the term of the Company. Additional characteristics of the Company's business are discussed in the "Company", "Risk Factors" and "Investment Objective and Policies" sections of the Prospectus, which sections are incorporated herein by reference.

Portfolio Investments:
----------------------

The Company commenced investment operations on October 8, 1997 and during the year ended October 31, 1997 ("Fiscal 1997"), the Company's investment portfolio consisted of marketable securities with an aggregate cost of $155,507,901 and a fair value of $155,610,242. The Company has invested in temporary investments in accordance with the provisions in the Prospectus and which are more fully set forth in Item 8.

674279.4
                                       -3-

Competition:
------------

The Company encounters competition from other entities and individuals having similar investment objectives. Primary competition for desirable investments comes from investment partnerships, venture capital affiliates of large industrial and financial companies, investment companies and wealthy individuals. Some of the competing entities and individuals have investment managers or advisers with greater experience, resources and managerial capabilities than the Company and may therefore be in a stronger position than the Company to obtain access to attractive investments. To the extent that the Company can compete for such investments, it may not be able to do so on terms as favorable as those obtained by larger, more established investors.


Employees:
----------

At October 31, 1997, the Company had no full-time employees. All personnel of the Company are employed by and compensated by the Managing Investment Adviser pursuant to the Management Agreement.

Item 2.           Properties.

The Company does not own or lease physical properties.

Item 3.           Legal Proceedings.

The Company is not party to any material pending legal proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.



674279.4
                                       -4-

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters.

The Company has 200,000 Shares authorized, of which 155,512 Shares were issued and outstanding on October 31, 1997. On November 18, 1997, the Company declared a dividend payable to shareholders of record on November 17, 1997 in the amount of $5.57 per share. On December 19, 1997, the Company declared a dividend payable to shareholders of record on December 18, 1997 in the amount of $4.58 per share.

There is no established public trading market for the Company's Shares.


Item 6.           Selected Financial Data.

All selected financial data for the period commencing on October 8, 1997 (inception) and ending on October 31, 1997 may be found in the financial statements. See Item 8.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources:
--------------------------------

The Company began the initial public offering of its Shares on June 2, 1997. On October 8, 1997, the Company held the first closing on its Shares, representing $155.5 million. On November 19, 1997, the Company held its second and final closing for an additional $40.2 million. The Company sold a total of 195,780 Shares at $1,000 per Share in the public offering (after taking into account the 1 Share purchased for $1,000 on March 20, 1997, by Douglas A. Lindgren, the Company's Executive Vice President and Chief Investment Officer). Gross proceeds received by the Company for the sale of its Shares during 1997 totaled $195,780,000 and net proceeds after the payment of offering and organizational expenses totaled $195,362,846.

At October 31, 1997, the Company held $63 in cash and $155,610,242 in investments. At October 31, 1997, investments included $119,559,143 in commercial paper, $6,073,060 in corporate bonds, $21,732,259 in U.S. Government and agency obligations and $8,245,780 in other short-term investments.

Results of Operations:
----------------------

Investment Income and Expenses

For fiscal 1997, the Company had interest income of $507,951, and net operating expenses of $73,751, resulting in net investment income of $434,200.

United States Trust Company of New York (the "Managing Investment Adviser") provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains

674279.4
                                       -5-
of the Company. Such fee is determined and payable quarterly. For the fiscal year ended October 31, 1997, the Managing Investment Adviser earned $49,167 in management fees. For the same period, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amount of $33,346 as a result of expenses incurred in excess of those permitted pursuant to the Company's Prospectus.


Net Assets

The Company completed the public offering of its Shares in two separate closings in October and November 1997. The Company sold a total of 195,780 Shares at a cost of $1,000 per Share, resulting in gross proceeds raised in the offering of $195,780,000 (after taking into account the 1 Share purchased for $1,000 on March 20, 1997, by Douglas A. Lindgren, the Company's Executive Vice President and Chief Investment Officer).

The Company's net asset value per common share was $1,003.46 at October 31, 1997.

For Fiscal 1997, the Company had a net increase in net assets resulting from operations of $536,541 ($3.46 per share), comprised of net investment income totaling $434,200 ($2.79 per share), and a net change in unrealized appreciation of investments of $102,341 ($.67 per share).

At October 31, 1997, the Company's net assets were $156,049,541.


Realized and Unrealized Gains and Losses from Portfolio Investments:
--------------------------------------------------------------------

For the fiscal year ended October 31, 1997, the Company had a $102,341 net change in unrealized appreciation from investments.


Item 8.           Financial Statements and Supplementary Data.

                  EXCELSIOR PRIVATE EQUITY FUND II, INC.

                                      INDEX
                                      -----

Portfolio of Investments at October 31, 1997

Statement of Assets and Liabilities as of October 31, 1997

Statement of Operations for the period October 8, 1997 (commencement of operations) to October 31, 1997.

Statement of Changes in Net Assets for the period October 8, 1997 (commencement of operations) to October 31, 1997.

Financial Highlights -- Selected Per Share Data and Ratios for the period October 8, 1997 (commencement of operations) to October 31, 1997.

Notes to Financial Statements


674279.4
                                       -6-

Independent Auditors' Report

Note - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

               Please refer to attached pages for above-referenced
                  Financial Statements and Supplementary Data


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


674279.4
                                       -7-

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments October 31, 1997


   Principal                                                                 Coupon          Value
Amount/Shares                                                              Rate/Yield       (Note 1)
---------------                                                            ------------   -------------

COMMERCIAL PAPER -- 76.62%
$7,700,000        Associates Corp., 12/03/97 ...........................     5.48%         $  7,700,000
 7,700,000        Avco Financial Services, 2/26/98 .....................     5.54             7,563,479
 7,700,000        Bellsouth Telecommunications, Inc., 11/13/97 .........     5.52             7,685,832
 7,700,000        Chevron Corp., 12/01/97 ..............................     5.47             7,700,000
 7,700,000        Coca-Cola Co., 11/24/97 ..............................     5.46             7,671,972
 7,700,000        Ford Motor Credit Co., 11/26/97  .....................     5.48             7,700,000
 7,700,000        General Electric Capital Corp., 11/13/97  ............     5.51             7,700,046
 7,700,000        General Electric Capital Corp., 11/25/97  ............     5.51             7,700,046
 7,700,000        Goldman Sachs & Co., 11/13/97 ........................     5.51             7,684,679
 7,700,000        Hertz Corp., 11/05/97   ..............................     5.60             7,695,209
 7,700,000        IBM Credit Corp., 11/13/97 ...........................     5.47             7,704,475
 7,474,000        Metlife Funding Inc., 11/10/97   .....................     5.48             7,462,623
 7,700,000        Nestle Capital Corp., 11/05/97   .....................     5.45             7,694,172
 7,700,000        Sears & Roebuck Acceptance, 11/17/97   ...............     5.49             7,700,000
 7,700,000        Societe Generale, 2/18/98  ...........................     5.50             7,697,690
 4,500,000        Xerox Credit Corp., 1/20/98   ........................     5.48             4,498,920
                                                                                           ------------
                  TOTAL COMMERCIAL PAPER (Cost $119,468,767)............                    119,559,143
                                                                                           ------------
CORPORATE BONDS -- 3.89%
 6,197,000        Revlon Worldwide, Series B, Zero Coupon, 3/15/98
                  (Cost $6,064,356) ....................................                      6,073,060
                                                                                           ------------
U.S. GOVERNMENT AGENCY OBLIGATIONS -- 13.93%
  1,230,000       Federal National Mortgage Association, 1/13/98  ......     5.38             1,229,594
 20,500,000       Federal National Mortgage Association, 1/15/98  ......     5.52            20,502,665
                                                                                           ------------
                  TOTAL U.S. GOVERNMENT AGENCY
                  OBLIGATIONS (Cost $21,728,998)........................                     21,732,259
                                                                                           ------------
INVESTMENT COMPANIES -- 5.28%
 3,203,780        Dreyfus Treasury Cash Management Fund  ...............                      3,203,780
 5,042,000        Fidelity Cash Portfolio, U.S. Treasury II ............                      5,042,000
                                                                                           ------------
                  TOTAL OTHER SHORT-TERM INVESTMENTS
                  (Cost $8,245,780) ....................................                      8,245,780
                                                                                           ------------
  TOTAL INVESTMENTS (Cost $155,507,901*) ..............................     99.72%          155,610,242
  OTHER ASSETS & LIABILITIES (NET) ....................................      0.28               439,299
                                                                           ------          ------------
  NET ASSETS  .........................................................    100.00%         $156,049,541
                                                                           ======          ============

* Aggregate cost for Federal tax and book purposes.





                       See Notes to Financial Statements


674279.4
                                       -8-

Excelsior Private Equity Fund II, Inc.
Statement of Assets and Liabilities
October 31, 1997

 ASSETS:
    Investments, at value (Cost $155,507,901) (Note 1)  ..................   $155,610,242
    Cash   ...............................................................             63
    Interest receivable   ................................................        512,987
    Unamortized organization costs (Note 3) ..............................         14,811
                                                                             ------------
      Total Assets  ......................................................    156,138,103
 LIABILITIES:
    Management fees payable  .............................................         15,821
    Directors' fees payable  .............................................         15,000
    Administration fees payable ..........................................          3,655
    Accrued expenses and other payables  .................................         54,086
                                                                             ------------
      Total Liabilities   ................................................         88,562
                                                                             ------------
 NET ASSETS   ............................................................   $156,049,541
                                                                             ============
 NET ASSETS consist of:
    Undistributed net investment income  .................................   $    434,200
    Net unrealized appreciation of investments ...........................        102,341
    Par value ............................................................          1,555
    Paid-in capital in excess of par value  ..............................    155,511,445
                                                                             ------------
 Total Net Assets   ......................................................   $156,049,541
                                                                             ============
 Shares of Common Stock Outstanding ($0.01 par value, 200,000 authorized)         155,512
 NET ASSET VALUE PER SHARE   .............................................   $   1,003.46
                                                                             ============


                       See Notes to Financial Statements



674279.4
                                       -9-






Excelsior Private Equity Fund II, Inc.
Statement of Operations
For the Period October 8, 1997* to October 31, 1997



 INVESTMENT INCOME:
    Interest income ...................................................    $ 507,951
                                                                           ---------
 EXPENSES:
    Managing investment advisory fees (Note 2) ........................       49,167
    Audit fees   ......................................................       20,000
    Directors' fees and expenses (Note 2)   ...........................       15,000
    Legal fees   ......................................................       10,000
    Printing fees   ...................................................        4,000
    Administration fees   .............................................        3,655
    Insurance expense  ................................................        2,369
    Amortization of organization expense (Note 3) .....................          189
    Miscellaneous expenses   ..........................................        2,717
                                                                           ---------
      Total Expenses   ................................................      107,097
    Expenses reimbursed by Managing Investment Adviser (Note 2)  ......      (33,346)
                                                                           ---------
      Net Expenses  ...................................................       73,751
                                                                           ---------
 NET INVESTMENT INCOME ................................................      434,200
 NET CHANGE IN UNREALIZED APPRECIATION OF INVESTMENTS (Note 1)   ......      102,341
                                                                           ---------
 NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS   ...............    $ 536,541
                                                                           =========

* Commencement of operations







                       See Notes to Financial Statements


674279.4
                                      -10-






Excelsior Private Equity Fund II, Inc.
Statement of Changes in Net Assets
For the Period October 8, 1997* to October 31, 1997



 OPERATIONS:
    Net investment income  ...................................................   $    434,200
    Net change in unrealized appreciation of investments .....................        102,341
                                                                                 ------------
      Net increase in net assets resulting from operations  ..................        536,541

CAPITAL SHARE TRANSACTIONS:
    Subscriptions (155,511 shares)  ..........................................    155,512,000
                                                                                 ------------
Net increase in net assets   .................................................    156,048,541

NET ASSETS:
    Beginning of period (1 share)   ..........................................          1,000
                                                                                 ------------
    End of period (including undistributed net investment income of $434,200)    $156,049,541
                                                                                 ============

* Commencement of operations




                       See Notes to Financial Statements


674279.4
                                      -11-






Excelsior Private Equity Fund II, Inc.
Financial Highlights - Selected Per Share Data and Ratios
For the Period October 8, 1997* to October 31, 1997



For a fund share outstanding throughout the period
NET ASSET VALUE, BEGINNING OF PERIOD  ..............................     $    1,000.00
                                                                         -------------
INCOME FROM INVESTMENT OPERATIONS
   Net Investment Income  ..........................................              2.79
   Net Unrealized Gain on Investments ..............................              0.67
                                                                         -------------
     Total from Investment Operations ..............................              3.46
                                                                         -------------
NET ASSET VALUE, END OF PERIOD  ....................................     $    1,003.46
                                                                         =============
TOTAL NET ASSET VALUE RETURN+   ....................................              0.35%
                                                                         =============
RATIOS AND SUPPLEMENTAL DATA
   Net Assets, End of Period (Thousands) ...........................     $     156,050
   Ratio of Net Operating Expenses to Average Net Assets   .........              0.72%**
   Ratio of Gross Operating Expenses to Average Net Assets++  ......              1.04%**
   Ratio of Net Investment Income to Average Net Assets ............              4.23%**
   Portfolio Turnover Rate   .......................................                 0%

 * Commencement of operations
** Annualized
 + Total investment return based on per share net asset value reflects the effects of changes in net asset value based on the performance of the Fund during the period, and assumes dividends and distributions, if any, were reinvested. The Fund's shares were issued in a private placement and are not traded, therefore market value total investment return is not calculated. Total return for periods of less than one year are unannualized.
++ Expense ratio before waiver of fees and reimbursement of expenses by adviser.





                       See Notes to Financial Statements


674279.4
                                      -12-

                     EXCELSIOR PRIVATE EQUITY FUND II, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.       Significant Accounting Policies

         Excelsior Private Equity Fund II, Inc. ("the Company") was incorporated under the laws of the State of Maryland on March 20, 1997 and is registered under the Securities Act of 1933, as amended, as a non-diversified, closed-end management investment company which has elected to be treated as a business development company under the Investment Company Act of 1940, as amended.

         The following is a summary of the Company's significant accounting policies. Such policies are in conformity with generally accepted accounting principles for investment companies and are consistently followed in the preparation of financial statements. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from these estimates.

         (a)      Portfolio valuation:

         The Company values portfolio securities quarterly and at other such times as, in the Board of Directors' view, circumstances warrant. Investments in securities that are traded on a recognized stock exchange or on the national securities market are valued at the last sale price for such securities on the valuation date. Short-term debt instruments with remaining maturities of 60 days or less are valued at amortized cost, which approximates market value. Securities and other assets for which market quotations are not readily available are valued pursuant to guidelines adopted by the Investment Adviser, under the supervision of the Board of Directors.

         (b)      Security transactions and investment income:

         Security transactions are recorded on a trade date basis. Realized gains and losses on investments sold are recorded on the basis of identified cost. Interest income, adjusted for amortization of premiums and, when appropriate, discounts on investments, is earned from settlement date and is recorded on the accrual basis.
Dividend income is recorded on the ex-dividend date.

         (c)      Repurchase agreements:

         The Company enters into agreements to purchase securities and to resell them at a future date. It is the Company's policy to take custody of securities purchased and to ensure that the market value of the collateral including accrued interest is sufficient to protect the Company from losses incurred in the event the counterparty does not repurchase the securities. If the seller defaults and the value of the collateral declines or if bankruptcy proceedings are commenced with respect to the seller of the security, realization of the collateral by the Company may be delayed or limited.

         (d)      Federal income taxes:

         It is the policy of the Company to continue to qualify as a "regulated investment company" under Subchapter M of the Internal Revenue Code and distribute substantially all of its taxable income to its shareholders. Therefore, no federal income or excise tax provision is required.

         Dividends from net investment income are declared and paid at least annually. Any net realized capital gains, unless offset by any available capital loss carryforward, are distributed to shareholders at least annually. Dividends and distributions are determined in accordance with Federal income tax regulations which may differ from generally accepted accounting principles. These "book/tax" differences are either considered temporary or permanent. To the extent these differences are permanent, such amounts are reclassified within the capital accounts based on their federal tax basis treatment; temporary differences do not require reclassification.



         At October 31, 1997 the tax basis of the Company's investments for Federal income tax purposes

674279.4
                                      -13-
amounted to $155,507,901. The net unrealized appreciation amounted to $102,341, which is comprised of gross unrealized appreciation of $102,341.

2.       Investment Advisory Fee, Administration Fee, and Related Party
         Transactions

         Pursuant to an Investment Management Agreement ("Agreement"), United States Trust Company of New York ("U.S. Trust") serves as the Managing Investment Adviser to the Company. Under the Agreement, for the services provided, U.S. Trust is entitled to receive a fee, at the annual rate of 1.50% of the net assets of the Company, determined as of the end of each fiscal quarter, that are invested or committed to be invested in Portfolio Companies or Private Funds and a fee equal to an annual rate of 0.50% of the net assets of the Company, determined as of the end of each fiscal quarter, that are invested in short-term investments and are not committed to Portfolio Companies or Private Funds.

         In addition to the management fee, the Company has agreed to pay U.S. Trust an incentive fee in an amount equal to 20% of the cumulative realized capital gains (net of realized capital losses and unrealized net capital depreciation), less the aggregate amount of incentive fee payments in prior years. If the amount of the incentive fee in any year is a negative number, or cumulative net realized gains less net unrealized capital depreciation at the end of any year is less than such amount calculated at the end of the previous year, U.S. Trust will be required to repay the Company all or a portion of the incentive fee previously paid.

         U.S. Trust has voluntarily agreed to waive or reimburse operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25% of the Company's net assets.

         Each Director of the Company receives an annual fee of $15,000, and is reimbursed for expenses incurred for attending meetings. No person who is an officer, director or employee of U.S. Trust, or of any parent or subsidiary thereof, who serves as an officer, director or employee of the Company receives any compensation from the Company.

3.       Organization Costs

         The Company has borne all costs in connection with the initial organization of the Company. All such costs are being amortized on a straight-line basis over a period of five years from the date on which the Company commenced operations.

674279.4
                                      -14-

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders and Board of Directors
Excelsior Private Equity Fund II, Inc.

We have audited the accompanying statement of assets and liabilities of Excelsior Private Equity Fund II, Inc., including the portfolio of investments, as of October 31, 1997, the related statements of operations, the statements of changes in net assets and financial highlights for the period from October 8, 1997 (commencement of operations) to October 31, 1997. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of October 31, 1997 by correspondence with the custodian and others. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Excelsior Private Equity Fund II, Inc. at October 31, 1997, the results of its operations, the changes in its net assets and the financial highlights for the period from October 8, 1997 (commencement of operations) to October 31, 1997 indicated in conformity with generally accepted accounting principles.



                                                 /s/ Ernst & Young LLP

New York, New York
December 22, 1997



674279.4
                                      -15-

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

Set forth below are names, ages, positions and certain other information concerning the current directors and executive officers of the Company as of October 31, 1997.

                                                                           Served in Present
Name and Age                                Position                         Capacity Since
--------------------------------------------------------------------------------------------

David I. Fann [33]                          President; Chief               March 20, 1997
                                            Executive Officer

Douglas A. Lindgren [35]                    Executive                      March 20, 1997
                                            Vice President;
                                            Chief Investment Officer

Brian Schmidt [38]                          Chief Financial Officer        March 20, 1997

Frank Bruno [38]                            Treasurer                      March 20, 1997

Ronald A. Schwartz [49]                     Secretary                      March 20, 1997

Edith A. Cassidy* [44]                      Director                       March 20, 1997

Gene M. Bernstein [50]                      Director                       March 20, 1997

Stephen V. Murphy [52]                      Director                       March 20, 1997


*Indicates director who is an "interested person" of the Company within the meaning of the Investment Company Act of 1940.

Additional information concerning the directors and executive officers of the Company is incorporated herein by reference from the section entitled "Management -- Directors, Officers and Investment Professionals" in the Prospectus dated June 2, 1997.


Item 11.          Executive Compensation.

At October 31, 1997, the Company had no full-time employees. Pursuant to the Management Agreement, the Managing Investment Adviser employs and compensates all of the personnel of the Company, and also furnishes all office facilities, equipment, management and other administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. For Fiscal 1997, the Managing Investment Adviser reimbursed $33,346 to the Company, representing operating expenses (excluding its management fee of $49,167). Additional information with respect to the management fee payable to the Managing Investment Adviser is set forth in the "Management" section of the Prospectus, dated June 2, 1997, which section is incorporated herein by reference.

674279.4
                                      -16-

The disinterested directors receive compensation of $15,000 on an annual basis plus reasonable expenses. For Fiscal 1997, the disinterested directors of the Company each received compensation of $7,500.


Item 12.        Security Ownership of Certain Beneficial Owners and Management.

As of October 31, 1997, no person or group is known by the Company to be the beneficial owner of more than 5% of the aggregate number of Shares held by all shareholders. The directors and officers of the Company as a group own 291 Shares. The Company is not aware of any arrangement which may, at a subsequent date, result in a change of control of the Company.

             Section 16(a) Beneficial Ownership Reporting Compliance

Under the federal securities laws, the Company's directors and executive officers and any persons holding more than 10% of the Company's units are required to report their ownership of units and any changes in the ownership of the Company's units to the Company and the Securities and Exchange Commission.

Item 13.          Certain Relationships and Related Transactions.

The Company has engaged in no transactions with the executive officers or directors other than as described above, in the notes to the financial statements, or in the Prospectus.



674279.4
                                      -17-

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) 1. Financial Statements

             Portfolio of Investments at October 31, 1997

             Statement of Assets and Liabilities as of October 31, 1997

             Statement of Operations for the period from October
             8, 1997 (commencement of operations) to October 31,
             1997

             Statement of Changes in Net Assets for the period from October 8, 1997 (commencement of operations) to October 31, 1997

             Financial Highlights -- Selected Per Share Data and
             Ratios for the period from October 8, 1997
             (commencement of operations) to October 31, 1997.

             Notes to Financial Statements

             Independent Auditors' Report

          2. Exhibits

             (3)(a)   Articles of Incorporation of the Company (1)

             (3)(b)   By-Laws of the Company (1)

             (10)(a) Management Agreement (l)

             (10)(b) Transfer Agency and Custody Agreement (l)

             (23)     Consent of Independent Auditors

             (27) Financial Data Schedule (included in EDGAR electronic filing only)

             (29) Prospectus of the Company dated June 2, 1997, filed with the Securities and Exchange Commission (l)

(b) No reports on Form 8-K have been filed during the last quarter of the period for which this report is filed.

(1) Incorporated by reference to the Company's Form N-2, as amended, filed November 7, 1997.


674279.4
                                      -18-

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                              By:      /s/ David I. Fann
                                       David I. Fann, President and
                                         Chief Executive Officer


                              By:      /s/ Brian Schmidt
                                       Brian Schmidt, Chief Financial Officer


                              By:      /s/ Edith A. Cassidy
                                       Edith A. Cassidy, Director


                              By:      /s/ Gene M. Bernstein
                                       Gene M. Bernstein, Director


                              By:      /s/ Stephen V. Murphy
                                       Stephen V. Murphy, Director


Date:  January 26, 1998


674279.4
                                      -19-

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the reference to our firm under the caption "Experts" in the Prospectus, which is incorporated by reference, and to the use of our report dated December 22, 1997, included in this Annual Report (Form 10-K), for the period from October 8, 1997 (commencement of operations) to October 31, 1997, of Excelsior Private Equity Fund II, Inc.



                                       ERNST & YOUNG LLP

New York, New York
January 26, 1998



674279.4