Form 10-Q
period 1998-01-31
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 1998-03-17
CIK 1036052

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          ----------------------------


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended January 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from ______ to ______
                         Commission File Number [0-22277]


                          ----------------------------


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


                     Yes   /  /                    No   /X/

As of January 31, 1997, there were 195,730 shares of the Registrant's Common Stock, $.01 par value, outstanding.


689270.1

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



          INDEX

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited).

          Portfolio of Investments as of January 31, 1998 (Unaudited) and October 31, 1997.

          Statement of Assets and Liabilities as of January 31, 1998 (Unaudited) and October 31, 1997.

          Statement of Operations for the three month period ended January 31, 1998 (Unaudited) and the period from October 8, 1997 to October 31, 1997 (Unaudited).

          Statement of Changes in Net Assets for the three month period ended January 31, 1998 (Unaudited) and the period from October 8, 1997 to October 31, 1997 (Unaudited).

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



689270.1

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited).


Excelsior Private Equity Fund II, Inc.                                                  Fiscal Year End:  October 31, 1998
Portfolio of Investments                                                                  Quarter Ended:  January 31, 1998
---------------------------------------------------------------------------------------------------------------------------

                                                            January 31, 1998                       October 31, 1997
                                                             (unaudited)
                                                    -------------------------------     -----------------------------------
PORTFOLIO STRUCTURE
-------------------
      PORTFOLIO COMPANIES                          $      11,340,409          5.78%       $             --                --

      SHORT-TERM INVESTMENTS:

         Commercial Paper                                126,080,731         64.24%            119,559,143            76.62%

         Corporate Bonds                                   8,167,844          4.16%              6,073,060             3.89%

         U.S. Government & Agency Obligations             36,597,995         18.65%             21,732,259            13.93%

         Investment Companies                             11,537,000          5.88%              8,245,780             5.28%

         Other Short-term Investments                      2,549,196          1.30%                     --                --
                                                    ----------------    -----------      -----------------        ----------

TOTAL INVESTMENTS                                        196,273,175        100.01%            155,610,242            99.72%
OTHER ASSETS & LIABILITIES (NET)                             (20,003)        -0.01%   $          439,299              -0.28%
                                                    ----------------    -----------      -----------------    --------------

NET ASSETS                                         $     196,253,172        100.00%    $       156,049,541           100.00%
                                                    ================    ===========      =================    ==============




689270.1



Excelsior Private Equity Fund II, Inc.                        Fiscal Year End:  October 31, 1998
Statement of Assets and Liabilities                             Quarter Ended:  January 31, 1998
-------------------------------------------------------------------------------------------------

                                                           January 31, 1998
ASSETS                                                        (unaudited)       October 31, 1997
------------------------------------------------------


Investment Securities, at Cost                           $    196,353,675        $ 155,507,901
                                                          ===============         ============

Investment Securities, at Value                               196,273,175          155,610,242


Cash                                                               36,488                   63
Receivables:
  Interest                                                        375,685              512,987
Unamortized Organization Costs                                     14,056               14,480
                                                        -----------------       --------------
          TOTAL ASSETS                                        196,699,404          156,138,103
                                                        -----------------       --------------

LIABILITIES
-------------------------------------------------

Managing Investment Advisory Fees Payable                         276,398              15,821
Administration & Shareholder Servicing Fees Payable               15,379              3,805
Directors Fees Payable                                            7,562              15,000
Accrued Expenses and Other Payables                               146,893              53,936
                                                         ---------------        ------------

          TOTAL LIABILITIES                                      446,232             88,562
                                                         ---------------        ------------

NET ASSETS                                               $   196,253,172        $ 156,049,541
                                                         ===============        ============



NET ASSETS CONSIST OF
-------------------------------------------------

Accumulated Undistributed Net Investment Income          $     1,015,826       $   1,283,634
Net Unrealized Appreciation/(Depreciation)
   of Investments                                                (80,500)             43,640
Par Value                                                          1,957               1,555
Paid In Capital in Excess of Par Value                       195,315,889         155,511,445
                                                          --------------        ------------

          TOTAL NET ASSETS                               $   196,253,172       $ 156,049,541
                                                          ==============        ============

Shares of Common Stock Outstanding                               195,730             155,512
                                                          --------------        ------------

NET ASSET VALUE PER SHARE                                $      1,002.67       $    1,003.46
                                                          ==============        ============


689270.1



Excelsior Private Equity Fund II, Inc.                            Fiscal Year End:  October 31, 1998
Statement of Operations                                             Quarter Ended:  January 31, 1998
----------------------------------------------------------------------------------------------------

                                                                                For the period from
                                                           Quarter Ended         October 8, 1997 to
INVESTMENT INCOME                                          January 31, 1998      October 31, 1997
                                                             (unaudited)

Interest Income                                         $    2,694,435          $     507,951
                                                         -------------           ------------

          TOTAL INCOME                                       2,694,435                507,951
                                                         -------------           ------------


EXPENSES

Management Investment Advisory Fees                           276,397                  49,167
Administrative Fees & Shareholder Servicing Fees               15,229                   3,805
Custodial Fees                                                  9,910                   1,967
Legal Fees                                                     16,131                  10,000
Audit and Other Professional Service Fees                       6,553                  20,000
Directors' Fees and Expenses                                    7,562                  15,000
Shareholder Reports                                             1,261                   4,000
Organization Expenses                                            755                      189
Insurance Expense                                              15,270                   2,369
Miscellaneous Expenses                                            151                     600
                                                        -------------            ------------

          TOTAL EXPENSES                                      349,219                 107,097

Fees Waived and Reimbursed by Advisor                              --                 (33,346)
                                                        -------------            -------------

          NET EXPENSES                                        349,219                  73,751
                                                        -------------            -------------

NET INVESTMENT INCOME                                 $     2,345,216           $     434,200
                                                        -------------            ------------


UNREALIZED GAIN/(LOSS)
  ON INVESTMENTS

Change in Unrealized Appreciation / (Depreciation)
  on Investments                                            (182,841)                 102,341
                                                        -------------            ------------

NET REALIZED AND UNREALIZED GAIN/(LOSS)
  ON INVESTMENTS                                            (182,841)                 102,341
                                                        ------------             ------------
NET INCREASE IN NET ASSETS RESULTING
  FROM OPERATIONS                                     $    2,162,375            $     536,541
                                                        ============             ============
------------------------------------------------------------------------------------------------------------
* Commencement of Operations



689270.1



Excelsior Private Equity Fund II, Inc.                            Fiscal Year End:  October 31, 1998
Statement of Changes in Net Assets                                  Quarter Ended:  January 31, 1998
----------------------------------------------------------------------------------------------------

                                                                                 For the period from
                                                        Quarter Ended            October 8, 1997* to
                                                       January 31, 1998            October 31, 1997
                                                         (unaudited)

OPERATIONS:

Net Investment Income                                 $      2,345,216          $         434,200
Change in Unrealized Appreciation / (Depreciation)
   on Investments                                             (182,841)                   102,341
                                                       ---------------           ----------------

Net Increase in Net Assets
   Resulting From Operations                                 2,162,375                    536,541

DISTRIBUTIONS TO SHAREHOLDERS:

From Net Investment Income                                  (1,763,590)                        --
                                                       ---------------           ----------------

CAPITAL SHARE TRANSACTIONS
Subscriptions                                               40,217,000                155,512,000
Offering costs                                                (412,154)                        --


NET INCREASE IN NET ASSETS                                  40,203,631                156,048,541

NET ASSETS:
   Beginning of Period                                     156,049,541                      1,000
                                                         -------------           ----------------

   End of Period                                      $    196,253,172          $     156,049,541
                                                       ===============           ================



604208.1

----------
Notes to Financial Statements:

(1)      Significant Accounting Policies

                  Excelsior Private Equity Fund II, Inc. (the "Company") was incorporated under the laws of the State of Maryland on March 20, 1997 and is registered under the Securities Act of 1933, as amended, as a non-diversified, closed-end management investment company which has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Company commenced operations on October 8, 1997.

                  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Reference is made to the Company's annual report included in Form 10-K as filed with the Securities and Exchange Commission for the Notes to the Financial Statements that remain unchanged.

         The following is a summary of the Company's significant accounting policies.

         (a)      Portfolio valuation:

                  The Company values portfolio securities quarterly and at other such times as, in the Board of Directors' view, circumstances warrant. Investments in unrestricted securities that are traded on a recognized stock exchange or on the national securities market are valued at the last sale price for such securities on the valuation date. Short-term debt instruments with remaining maturities of 60 days or less are valued at amortized cost, which approximates market value. Securities and other assets for which market quotations are not readily available or that are restricted are valued, pursuant to guidelines adopted by the Managing Investment Adviser, under the supervision of the Board of Directors.

         (b)      Federal income taxes:

                  It is the policy of the Company to continue to qualify as a "regulated investment company" under Subchapter M of the Internal Revenue Code and distribute substantially all of its taxable income to its shareholders. Therefore, no federal income or excise tax provision is required.


(2)      Purchases and Sales of Securities:

                  Purchase and sales of securities for the three month period ended January 31, 1998, excluding short-term investments, for the Company aggregated $11,340,000 and $0, respectively. At January 31, 1998, the Company had no outstanding investment commitments.


689270.1

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Results of Operations
---------------------

THREE-MONTH PERIOD ENDED JANUARY 31, 1998 AS COMPARED TO THE PERIOD FROM OCTOBER 8, 1997 (INCEPTION) TO OCTOBER 31, 1997

Pursuant to a Registration Statement on Form N-2 which was declared effective on June 2, 1997, the Company publicly offered up to 200,000 shares of common stock (the "Shares") at $1,000 per Share. The Company held its initial and final closings on October 8, 1997 and November 19, 1997, respectively. The Company sold a total of 195,730 Shares in the public offering for gross proceeds totaling $195,730,000 (after taking into account the 1 Share purchased for $1,000 on March 20, 1997, by Douglas A Lindgren, the Company's Executive Vice President and Chief Investment Officer). Shares of the Company were made available through UST Financial Services Corp. (the "Selling Agent") to clients of U.S. Trust and its affiliates who meet the Company's investor suitability standards.

In connection with the public offering of its Shares, the Managing Investment Adviser paid to the Selling Agent a commission totaling $60,000. The Company incurred offering and organizational costs associated with the public offering totaling $417,154. Net proceeds to the Company from the public offering, after offering and organizational costs, totaled $195,312,846.

Realized and Unrealized Gains and Losses from Portfolio Investments
-------------------------------------------------------------------

For the three months ended January 31, 1998, the Company had a ($182,841) net change in unrealized appreciation/depreciation from investments as compared to the period from October 8, 1997 (inception) to October 31, 1997 reflecting a $102,341 net change in unrealized appreciation from investments. The primary reason was the investment of the capital received from the previous quarter.

Investment Income and Expenses
------------------------------

For the three months ended January 31, 1998, the Company had interest income of $2,694,435 and net operating expenses of $349,219, resulting in net investment income of $2,345,216. For the period from October 8, 1997 (inception) to October 31, 1997 the Company had interest income of $507,951, and net operating expenses of $73,751, resulting in net investment income of $434,200. January 31 1998 is the Company's first full quarter of operation.

The Managing Investment Adviser provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the quarter ended January 31, 1998, the Managing Investment Adviser earned $276,397 in management fees and for the period from October 8, 1997 (inception) to October 31, 1997, the Managing Investment Adviser earned $49,167 in management fees. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amount of $0 and $33,346 as a result of expenses incurred in excess of those permitted pursuant to the Company's Prospectus.

Net Assets
----------

At January 31, 1998, the Company's net asset value per common share was $1002.67, a decrease of $.78 from net assets of $1,003.46 at October 31, 1997, resulting from the payment of dividendes totaling


689270.1

$896,840.73. At January 31, 1998, the Company's net assets were $196,253,172, an increase of $40,203,631 from net assets of $156,049,541 at October 31, 1997.

Liquidity and Capital Resources
-------------------------------

The Company focuses its investments in the private equity securities of later-stage venture capital companies and middle-market companies which the Company believes offer significant long-term capital appreciation. The Company may offer managerial assistance to certain of these companies. The Company invests its available cash in short-term investments of marketable securities to provide the liquidity necessary to make portfolio investments as investment opportunities arise.

At January 31, 1998, the Company held $36,488 in cash and $196,273,175 in investments. At January 31, 1998, investments included $11,340,409 in portfolio companies, $126,080,731 in commercial paper, $8,167,844 in corporate bonds, $36,597,995 in U.S. Government and agency obligations, $11,537,000 in investment companies and $2,549,196 in other short-term investments. At October 31, 1997, the Company held $63 in cash and $155,610,242 in investments. At October 31, 1997, investments included $119,559,143 in commercial paper, $6,073,060 in corporate bonds, $21,732,259 in U.S. Government and agency obligations and $8,245,780 in other short-term investments. These changes were primarily the result of the investment activity discussed above.

During the quarter, the Fund closed its first 2 investments. The Fund (a) invested $8.2 million in a combination of Preferred and Common stock of PowerSmart, Inc., as part of a buyout of certain assets of Duracell, Inc. (now, a subsidiary of Gillette, Inc.) related to power and battery management products serving the laptop computer and cellular telephone handset markets; and (b) made a commitment to invest $5.0 million, of which $3.0 million has been drawn, in the Preferred stock of WNP, a prospective owner and operator of local multipoint distribution services ("LMDS") throughout the United States. LMDS is a service that allows high speed transmission of voice and data over wireless networks.

Other
-----

In 1996, the Managing Investment Adviser established a Year 2000 Committee with responsibility for developing an effective plan for identifying, renovating, testing and implementing solutions for Year 2000 processing. The Managing Investment Adviser is working with Chase Global Fund Services (as administrator to the Company and as provider of certain of the Managing Investment Adviser's most significant data processing systems), as well as other vendors, to ensure compliance with required systems changes. The Managing Investment Adviser presently believes that with modifications to existing software and compliance, by vendors who provide significant processing systems to the Managing Investment Adviser, the Managing Investment Adviser's systems will continue without disruption. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Managing Investment Adviser, and consequently, the Company. Specific factors that might cause such a material impact include, but are not limited to the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. The Managing Investment Adviser's Year 2000 plan anticipates that software code remediation and testing of all critical systems will be substantively completed by the end of 1998. The Managing Investment Advisers's total Year 2000 project costs and its estimated time frame to complete are based on presently available information. However, there can be no guarantee that the systems of other companies, on which the Managing Investment Adviser's systems rely, will be converted timely, or that a failure to convert by another company would not have a material adverse effect on the Managing Investment Adviser or the Company.


Item 3.    Quantitative and Qualitative Disclosure About Market Risk.

           Not Applicable.


689270.1

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

                Exhibit No.
                -----------

                (27) Financial Date Schedule (for EDGAR filing purposes only).



           (a) The following reports on Form 8-K were filed during the quarter ended January 31, 1998:

               None.


689270.1

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                EXCELSIOR PRIVATE EQUITY FUND II, INC.


Date:  March 10, 1998
                                -----------------------------------------------
                                By:  David I. Fann
                                     President and Principal Executive Officer


Date:  March 10, 1998
                                -----------------------------------------------
                                By:  Brian Schmidt
                                     Treasurer and Principal Financial and
                                     Accounting Officer


689270.1

                              CONFORMED SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                EXCELSIOR PRIVATE EQUITY FUND II, INC.


Date:  March 10, 1998                /s/ David I Fann
                                     ------------------------------------------
                                By:  David I. Fann
                                     President and Principal Executive Officer


Date:  March 10, 1998                /s/ Brian Schmidt
                                     ------------------------------------------
                                By:  Brian Schmidt
                                     Treasurer and Principal Financial and
                                     Accounting Officer



689270.1