Form 10-Q
period 1998-04-30
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 1998-06-12
CIK 1036052

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from ______ to ______
                         Commission File Number 0-22277


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


                      Yes   /_/                    No   /_/

   As of April 30, 1998, there were 195,730 shares of the Registrant's Common
                      Stock, $.01 par value, outstanding.


717417.3

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

         INDEX                                                                        PAGE NO.
         -----                                                                        --------

PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited).
         Portfolio of Investments as of April 30, 1998 (Unaudited) and
         October 31, 1997 Statement of Assets and Liabilities as of April
         30, 1998 (Unaudited) and October 31, 1997. Statement of
         Operations for the three month period ended April 30, 1998
         (Unaudited) and the period from October 8, 1997 to October 31,
         1997 (Unaudited). Statement of Changes in Net Assets for the three month period ended April 30, 1998 (Unaudited) and the period from October 8, 1997 to October 31, 1997 (Unaudited).
         Notes to Financial Statements (Unaudited).
 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
 Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION
 Item 1. Legal Proceedings
 Item 2. Changes in Securities
 Item 3. Defaults upon Senior Securities
 Item 4. Submission of Matters to a Vote of Securityholders
 Item 5. Other Information
 Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited).


Excelsior Private Equity Fund II, Inc.                                            Fiscal Year End:  October 31, 1998
Portfolio of Investments                                                              Quarter Ended:  April 30, 1998
--------------------------------------------------------------------------------------------------------------------

                                                            April 30, 1998
                                                              (unaudited)                      October 31, 1997
                                                     -----------------------------       ---------------------------

PORTFOLIO STRUCTURE
-------------------

    PORTFOLIO COMPANIES                            $     18,340,404          9.25%     $            --            --

PRIVATE FUNDS                                             2,213,456          1.12%                  --            --

SHORT-TERM INVESTMENTS:

    Commercial Paper                                    101,975,655         51.40%         119,559,143        76.62%

    Corporate Bonds                                      18,965,683          9.56%           6,073,060         3.89%

    U.S. Government & Agency                             42,196,712         21.27%          21,732,259        13.93%
    Obligations

    Investment Companies                                 14,269,800          7.19%           8,245,780         5.28%
                                                     --------------    -----------       -------------  ------------

    TOTAL INVESTMENTS                                   197,961,710         99.79%         155,610,242        99.72%
    OTHER ASSETS & LIABILITIES                              414,494          0.21%             439,299         0.28%
    (NET)
                                                     --------------    -----------       -------------  ------------

NET ASSETS                                         $    198,376,204        100.00%     $   156,049,541       100.00%
                                                     ==============    ===========       =============  ============



717417.3

Excelsior Private Equity Fund II, Inc.                                           Fiscal Year End:  October 31, 1998
Statement of Assets and Liabilities                                                  Quarter Ended:  April 30, 1998
-------------------------------------------------------------------------------------------------------------------



                                                                       April 30, 1998
ASSETS                                                                   (unaudited)               October 31, 1997
----------------------------------------------------------

Investment Securities, at Cost                                      $        197,971,315        $        155,507,901
                                                                     ===================         ===================

Investment Securities, at Value                                              197,961,710                 155,610,242


Cash                                                                               4,240                          63
Receivables:
  Interest                                                                       829,618                     512,987
Unamortized Organization Costs                                                        --                      14,811

         TOTAL ASSETS                                                        198,795,568                 156,138,103
                                                                     -------------------         -------------------

LIABILITIES
----------------------------------------------------------

Managing Investment Advisory Fees Payable                                        325,409                      15,821
Administration & Shareholder Servicing Fees Payable                               15,735                       3,805
Directors Fees Payable                                                            14,876                      15,000
Accrued Expenses and Other Payables                                               63,344                      53,936
                                                                     -------------------         -------------------

TOTAL LIABILITIES                                                                419,364                      88,562
                                                                     -------------------         -------------------

NET ASSETS                                                          $        198,376,204        $        156,049,541
                                                                     ===================         ===================



NET ASSETS CONSIST OF
----------------------------------------------------------

Accumulated Undistributed Net Investment Income                     $          3,067,963        $            434,200
Net Unrealized Appreciation/(Depreciation) of Investments                        (9,605)                     102,341
Par Value                                                                          1,957                       1,555
Paid In Capital in Excess of Par Value                                       195,315,889                 155,511,445
                                                                     -------------------         -------------------

TOTAL NET ASSETS                                                    $        198,376,204        $        156,049,541
                                                                     ===================         ===================

Shares of Common Stock Outstanding                                               195,730                     155,513
                                                                     -------------------         -------------------

NET ASSET VALUE PER SHARE                                                     $1,013.52                   $1,003.45
                                                                              ==========                  =========


717417.3

Excelsior Private Equity Fund II, Inc.                                       Fiscal Year End:  October 31, 1998
Statement of Operations                                                          Quarter Ended:  April 30, 1998
---------------------------------------------------------------------------------------------------------------


                                                                              Fiscal
                                                          Quarter Ended    Year To Date     For the period from
                                                         April 30, 1998   April 30, 1998    October 8, 1997* to
INVESTMENT INCOME                                          (unaudited)     (unaudited)        October 31, 1997

Interest Income                                     $       2,463,374   $       5,157,809     $         507,951
                                                      ---------------    ----------------      ----------------

      TOTAL INCOME                                          2,463,374           5,157,809               507,951
                                                      ---------------    ----------------      ----------------


EXPENSES

Management Investment Advisory Fees                           324,936             601,333                49,167
Administrative Fees & Shareholder Servicing Fees               15,293              30,522                 3,805
Custodial Fees                                                  9,423              19,333                 1,967
Legal Fees                                                     18,214              34,345                10,000
Audit and Other Professional Service Fees                       6,340              12,893                20,000
Directors' Fees and Expenses                                    7,314              14,876                15,000
Shareholder Reports                                             1,219               2,480                 4,000
Organization Expenses                                          14,056              14,811                   189
Insurance Expense                                              14,295              29,565                 2,369
Miscellaneous Expenses                                            147                 298                   600
                                                      ---------------    ----------------      ----------------

      TOTAL EXPENSES                                          411,237             760,456               107,097

Fees Waived and Reimbursed by Advisor                              --                  --              (33,346)
                                                      ---------------    ----------------      ----------------

      NET EXPENSES                                            411,237             760,456                73,751
                                                      ---------------    ----------------      ----------------

NET INVESTMENT INCOME                                       2,052,137           4,397,353               434,200
                                                      ---------------    ----------------      ----------------


UNREALIZED GAIN/( LOSS)
  ON INVESTMENTS

Change in Unrealized Appreciation / (Depreciation)
  on Investments                                               70,895           (111,946)               102,341
                                                      ---------------    ----------------      ----------------

NET UNREALIZED GAIN/(LOSS)
  ON INVESTMENTS                                               70,895           (111,946)               102,341
                                                      ---------------    ----------------      ----------------


NET INCREASE IN NET ASSETS RESULTING                $       2,123,032   $       4,285,407               536,541
  FROM OPERATIONS
                                                      ===============    ================      ================


------------------------------------
*    Commencement of Operations

717417.3


Excelsior Private Equity Fund II, Inc.                                              Fiscal Year End:  October 31, 1998
Statement of Changes in Net Assets                                                      Quarter Ended:  April 30, 1998
----------------------------------------------------------------------------------------------------------------------

                                                                                     Fiscal
                                                             Quarter Ended        Year To Date     For the period from
                                                            April 30, 1998        April 30, 1998   October 8, 1997* to
                                                              (unaudited)          (unaudited)      October 31, 1997



OPERATIONS:

Net Investment Income                                   $          2,052,137   $       4,397,353   $           434,200
Change in Unrealized Appreciation / (Depreciation)
   on Investments                                                    70,895             (111,946)              102,341
                                                          ------------------    ----------------    ------------------

Net Increase in Net Assets
   Resulting From Operations                                       2,123,032           4,285,407               536,541

DISTRIBUTIONS TO SHAREHOLDERS:

From Net Investment Income                                                --         (1,763,590)                    --

CAPITAL SHARE TRANSACTIONS
Subscriptions                                                             --          40,217,000           155,512,000
Offering costs                                                            --           (412,154)                    --
                                                          ------------------     ---------------     -----------------


NET INCREASE IN NET ASSETS                                         2,123,032          42,326,663           156,048,541

NET ASSETS:
   Beginning of Period                                           196,253,172         156,049,541                 1,000
                                                          ------------------     ---------------     -----------------

   End of Period                                        $        198,376,204   $     198,376,204   $       156,049,541
                                                          ==================     ===============     =================


----------------------------------
*    Commencement of Operations

717417.3

Excelsior Private Equity Fund II, Inc.      Fiscal Year Ended: October 31, 1998
Notes to Financial Statements:                     Quarter Ended: April 30 1998
-------------------------------------------------------------------------------


1.   Significant Accounting Policies

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


2.   Purchases and Sales of Securities:

        Purchase and sales of securities for the three month period ended April 30, 1998, excluding short-term investments, for the Company aggregated $9,213,451 and $0, respectively. At April 30, 1998, the Company had outstanding investment commitments of $12,786,544.

717417.3

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Results of Operations
---------------------

THREE-MONTH PERIOD ENDED APRIL 30, 1998

At April 30, 1998, the Company's net asset value per common share was $1,013.52, an increase of $10.85 from net asset value per common share of $1,002.67 at January 31, 1998 resulting from Net Investment Income earned.

Realized and Unrealized Gains and Losses from Portfolio Investments
-------------------------------------------------------------------

For the three months ended April 30, 1998, the Company had no realized gain/(loss) from investments. For the three months ended April 30, 1998, the Company had a $70,895 net change in unrealized appreciation/(depreciation) from investments.

Investment Income and Expenses
------------------------------

For the three months ended April 30, 1998, the Company had interest income of $2,463,374 and net operating expenses of $411,237, resulting in net investment income of $2,052,137. April 30 1998 is the Company's second full quarter of operation.

The Managing Investment Adviser provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the quarter ended April 30, 1998, the Managing Investment Adviser earned $324,936 in management fees. The Managing Investment Adviser has voluntarily agreed to waive or reimburse operating expenses of the Fund, exclusive of management fees, to the extent they exceed 0.25% of the Fund's net assets. For the quarter ended April 30, 1998, no such reimbursement was made.

Net Assets
----------

At April 30, 1998, the Company's net assets were $198,376,204, an increase of $2,123,032 from net assets of $196,253,172 at January 31, 1998.

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

During the quarter ended April 30, 1998, the Company made an investment in Constellar Corp., a software company engaged in facilitating data connectivity and data transformation in large enterprises. The Company also made commitments totaling $15,000,000 to Sevin Rosen Fund VI, L.P., Brand Equity Ventures I, L.P., Mid-Atlantic Venture Fund III, L.P. and Quad C Partners V, L.P.

At April 30, 1998, the Company held $4,240 in cash and $197,961,710 in investments. At April 30, 1998, investments included $18,340,404 in portfolio companies, $2,213,456 in private funds, $101,975,655 in commercial paper, $18,965,683 in corporate bonds, $42,196,712 in U.S. Government and agency obligations, and $14,269,800 in investment companies. At October 31, 1997, the Company

717417.3
held $63 in cash and $155,610,242 in investments. At October 31, 1997, investments included $119,559,143 in commercial paper, $6,073,060 in corporate bonds, $21,732,259 in U.S. Government and agency obligations and $8,245,780 in other short-term investments. These changes were primarily the result of the investment activity discussed above.

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

717417.3

Item 4.        Submission of Matters to a Vote of Security Holders.

               None.



Item 5.        Other Information.

               Not applicable.



Item 6.        Exhibits and Reports on Form 8-K.

               (a)  Exhibits.

                    Exhibit No.

                    (27) Financial Date Schedule (for EDGAR filing purposes
                         only).



               (a) The following reports on Form 8-K were filed during the quarter ended April 30, 1998:


                    None.



717417.3

                                   SIGNATURES









Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                EXCELSIOR PRIVATE EQUITY FUND II, INC.


Date:      June 12, 1998             ------------------------------------------
                                By:  David I. Fann
                                     President and Principal Executive Officer


Date:      June 12, 1998             ------------------------------------------
                                By:  Brian F. Schmidt
                                     Chief Financial Officer




717417.3

                              CONFORMED SIGNATURES









Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                EXCELSIOR PRIVATE EQUITY FUND II, INC.


Date:      June 12, 1998             /s/ David I. Fann
                                     ------------------------------------------
                                By:  David I. Fann
                                     President and Principal Executive Officer


Date:      June 12, 1998             /s/ Brian F. Schmidt
                                     ------------------------------------------
                                By:  Brian F. Schmidt
                                     Chief Financial Officer


717417.3