Form 10-Q
period 1998-07-31
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 1998-09-11
CIK 1036052

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 31, 1998

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


               Yes   |_|                    No   |X|

   As of July 31, 1998, there were 195,730 shares of the Registrant's Common Stock, $.01 par value, outstanding.


748419.2

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

               INDEX                                                                                     PAGE NO.
       PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements (Unaudited).

               Portfolio  of  Investments  as of July 31, 1998  (Unaudited)  and
               October 31, 1997

               Statement  of  Assets  and   Liabilities  as  of  July  31,  1998
               (Unaudited) and October 31, 1997.

               Statement of Operations for the three month period ended July 31,
               1998  (Unaudited),  the  fiscal  year to date  at July  31,  1998
               (Unaudited), and the period from October 8, 1997 (Commencement of
               Operations) to October 31, 1997 .

               Statement  of Changes in Net  Assets for the three  month  period ended July 31, 1998 (Unaudited),  the fiscal year to date at July
               31,  1998  (Unaudited),  and the  period  from  October  8,  1997
               (Commencement of Operations) to October 31, 1997 .

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

       Item 3. Defaults upon Senior Securities

       Item 4. Submission of Matters to a Vote of Securityholders

       Item 5. Other Information

       Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

748419.2

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements.

Excelsior Private Equity Fund II, Inc.                                               Fiscal Year End:  October 31, 1998
Portfolio of Investments                                                                  Quarter Ended:  July 31, 1998
-----------------------------------------------------------------------------------------------------------------------
                                                              July 31, 1998                     October 31, 1997
                                                               (Unaudited)
                                                      -----------------------------      ------------------------------
PORTFOLIO STRUCTURE

    PORTFOLIO COMPANIES                             $     27,190,773         13.55%     $            --              --

PRIVATE FUNDS                                              3,041,807          1.52%                  --              --

SHORT-TERM INVESTMENTS:

    Commercial Paper                                     124,921,566         62.28%         119,559,143          76.62%

    Corporate Bonds                                       11,303,205          5.64%           6,073,060           3.89%

    U.S. Government & Agency                              20,002,564          9.97%          21,732,259          13.93%
    Obligations

    Investment Companies                                   6,418,347          3.20%           8,245,780           5.28%
                                                      --------------    -----------      --------------    ------------

    TOTAL INVESTMENTS                                    192,878,262         96.16%         155,610,242          99.72%
    OTHER ASSETS & LIABILITIES (NET)                       7,703,520          3.84%             439,299           0.28%
                                                      --------------    -----------      --------------    ------------

NET ASSETS                                          $    200,581,782        100.00%     $   156,049,541         100.00%
                                                      ==============    ===========      ==============    ============

748419.2

Excelsior Private Equity Fund II, Inc.                                            Fiscal Year End:  October 31, 1998
Statement of Assets and Liabilities                                                    Quarter Ended:  July 31, 1998
-----------------------------------------------------------------------------------------------------------------------
ASSETS                                                                  July 31, 1998             October 31, 1997
                                                                         (Unaudited)
-------------------------------------------------------------

Investment Securities, at Cost                                      $        192,781,473        $        155,507,901
                                                                     ===================         ===================

Investment Securities, at Value                                              192,878,262                 155,610,242


Cash                                                                           6,999,842                          63
Receivables:
  Interest                                                                     1,130,337                     512,987
Prepaid Assets                                                                    26,169                          --
Unamortized Organization Costs                                                        --                      14,811

         TOTAL ASSETS                                                        201,034,610                 156,138,103
                                                                     -------------------         -------------------

LIABILITIES
-------------------------------------------------------------

Managing Investment Advisory Fees Payable                                        364,036                      15,821
Administration & Shareholder Servicing Fees Payable                               16,005                       3,805
Directors Fees Payable                                                            22,438                      15,000
Accrued Expenses and Other Payables                                               50,349                      53,936
                                                                     -------------------         -------------------

TOTAL LIABILITIES                                                                452,828                      88,562
                                                                     -------------------         -------------------

NET ASSETS                                                          $        200,581,782        $        156,049,541
                                                                     ===================         ===================



NET ASSETS CONSIST OF
-------------------------------------------------------------

Accumulated Undistributed Net Investment Income                     $          5,167,147        $            434,200
Net Unrealized Appreciation/(Depreciation) of Investments                         96,789                     102,341
Par Value                                                                          1,957                       1,555
Paid In Capital in Excess of Par Value                                       195,315,889                 155,511,445
                                                                     -------------------         -------------------

TOTAL NET ASSETS                                                    $        200,581,782        $        156,049,541
                                                                     ===================         ===================

Shares of Common Stock Outstanding                                               195,730                     155,512
                                                                     -------------------         -------------------

NET ASSET VALUE PER SHARE                                                      $1,024.79                  $1,003.46
                                                                               =========                  =========


748419.2


Excelsior Private Equity Fund II, Inc.                                              Fiscal Year End:  October 31, 1998
Statement of Operations                                                                  Quarter Ended:  July 31, 1998
-----------------------------------------------------------------------------------------------------------------------
                                                                                     Fiscal      For the period from
                                                               Quarter Ended      Year To Date   October 8, 1997* to
                                                               July 31, 1998     July 31, 1998     October 31, 1997
INVESTMENT INCOME                                               (Unaudited)       (Unaudited)

Interest Income                                          $       2,546,000     $       7,703,809     $         507,951
                                                           ---------------      ----------------      ----------------

      TOTAL INCOME                                               2,546,000             7,703,809               507,951
                                                           ---------------      ----------------      ----------------


EXPENSES

Management Investment Advisory Fees                                363,487               964,820                49,167
Administrative Fees & Shareholder Servicing Fees                    16,058                46,580                 3,805
Custodial Fees                                                      10,365                29,698                 1,967
Legal Fees                                                          24,078                58,423                10,000
Audit and Other Professional Service Fees                            7,053                19,946                20,000
Directors' Fees and Expenses                                         7,562                22,438                15,000
Shareholder Reports                                                  3,160                 5,640                 4,000
Organization Expenses                                                    0                14,811                   189
Insurance Expense                                                   14,901                44,466                 2,369
Miscellaneous Expenses                                                 152                   450                   600
                                                           ---------------      ----------------      ----------------

      TOTAL EXPENSES                                               446,816             1,207,272               107,097

Fees Waived and Reimbursed by Advisor                                   --                    --              (33,346)
                                                           ---------------      ----------------      ----------------

      NET EXPENSES                                                 446,816             1,207,272                73,751
                                                           ---------------      ----------------      ----------------

NET INVESTMENT INCOME                                            2,099,184             6,496,537               434,200
                                                           ---------------      ----------------      ----------------


UNREALIZED GAIN/( LOSS)
  ON INVESTMENTS

Net Change in Unrealized Appreciation / (Depreciation)
  on Investments                                                   106,394               (5,552)               102,341
                                                           ---------------      ----------------      ----------------

NET UNREALIZED GAIN/(LOSS)
  ON INVESTMENTS                                                   106,394               (5,552)               102,341
                                                           ---------------      ----------------      ----------------


NET INCREASE IN NET ASSETS RESULTING
  FROM OPERATIONS                                        $       2,205,578     $       6,490,985     $         536,541
                                                           ===============      ================      ================

--------
*    Commencement of Operations

748419.2

Excelsior Private Equity Fund II, Inc.                                              Fiscal Year End:  October 31, 1998
Statement of Changes in Net Assets                                                       Quarter Ended:  July 31, 1998
-----------------------------------------------------------------------------------------------------------------------
                                                                                   Fiscal        For the period from
                                                           Quarter Ended        Year To Date     October 8, 1997* to
                                                           July 31, 1998       July 31, 1998       October 31, 1997
                                                            (Unaudited)         (Unaudited)
OPERATIONS:

Net Investment Income                                   $          2,099,184   $       6,496,537   $           434,200
Net Change in Unrealized Appreciation / (Depreciation)
   on Investments                                                    106,394             (5,552)               102,341
                                                          ------------------    ------------------  ------------------
Net Increase in Net Assets
   Resulting From Operations                                       2,205,578           6,490,985               536,541

DISTRIBUTIONS TO SHAREHOLDERS:

From Net Investment Income                                                --         (1,763,590)                    --

CAPITAL SHARE TRANSACTIONS
Subscriptions                                                             --          40,217,000           155,512,000
Offering costs                                                            --           (412,154)                    --
                                                          ------------------     ---------------     -----------------


NET INCREASE IN NET ASSETS                                         2,205,578          44,532,241           156,048,541

NET ASSETS:
   Beginning of Period                                           198,376,204         156,049,541                 1,000
                                                          ------------------     ---------------     -----------------

   End of Period                                        $        200,581,782   $     200,581,782   $       156,049,541
                                                          ==================     ===============     =================


--------
*    Commencement of Operations

748419.2

Excelsior Private Equity Fund II, Inc.      Fiscal Year End:  October 31, 1998
Notes to Financial Statements                    Quarter Ended:  July 31, 1998
-------------------------------------------------------------------------------


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


2. Purchases and Sales of Securities:

         Purchase and sales of securities for the three month period ended July 31, 1998, excluding short-term investments, for the Company aggregated $9,573,451 and $-0-, respectively. At July 31, 1998, the Company had outstanding investment commitments of $12,063,462.

748419.2

Item 2.           Management's Discussion and Analysis of
      Financial Condition and Results of Operations.

Results of Operations

THREE-MONTH PERIOD ENDED JULY 31, 1998

At July 31, 1998, the Company's net asset value per common share was $1,024.79, an increase of $11.27 from net asset value per common share of $1,013.52 at April 30, 1998 resulting primarily from Net Investment Income earned.

Realized and Unrealized Gains and Losses from Portfolio Investments

For the three months ended July 31, 1998, the Company had no realized gain/(loss) from investments. For the three months ended July 31, 1998, the Company had a $106,394 net change in unrealized appreciation/(depreciation) from investments.

Investment Income and Expenses

For the three months ended July 31, 1998, the Company had interest income of $2,546,000 and net operating expenses of $446,816, resulting in net investment income of $2,099,184. July 31, 1998 is the Company's third full quarter of operation.

The Managing Investment Adviser provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the quarter ended July 31, 1998, the Managing Investment Adviser earned $363,487 in management fees. The Managing Investment Adviser has voluntarily agreed to waive or reimburse operating expenses of the Fund, exclusive of management fees, to the extent they exceed 0.25% of the Fund's net assets. For the quarter ended July 31, 1998, no such reimbursement was made.

Net Assets

At July 31, 1998, the Company's net assets were $200,581,782, an increase of $2,205,578 from net assets of $198,376,204 at April 30, 1998.

Liquidity and Capital Resources

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

During the quarter ended July 31, 1998, the Company made investments in Advantage Schools, Inc., a for-profit operator of charter schools, and Release Software Corp., a provider of Internet-based electronic software distribution services. The Company also made an $8 million commitment to Morganthaler Ventures V and a $3 million commitment to Advanced Technology Ventures V.

At July 31, 1998, the Company held $6,999,842 in cash and $192,878,262 in investments. At July 31, 1998, investments included $27,190,773 in portfolio companies, $3,041,807 in private funds, $124,921,566 in commercial paper, $11,303,205 in corporate bonds, $20,002,564 in U.S. Government and agency obligations, and $6,418,347 in investment companies. At October 31, 1997, the Company held $63 in cash and $155,610,242 in investments. At October 31, 1997, investments included $119,559,143 in commercial paper, $6,073,060 in corporate bonds, $21,732,259 in U.S. Government and

748419.2
agency obligations and $8,245,780 in other short-term investments. These changes were primarily the result of the investment activity discussed above.

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

748419.2

             Not applicable.



Item 6.      Exhibits and Reports on Form 8-K.

             (a)  Exhibits.

                  Exhibit No.

                  (27) Financial Date Schedule (for EDGAR filing purposes only).



             (a) The following reports on Form 8-K were filed during the quarter ended July 31, 1998:

                  None.



748419.2

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          EXCELSIOR PRIVATE EQUITY FUND II, INC.


Date:      September 9, 1998        ____________________________________________
                                By: David I. Fann
                                    President and Principal Executive Officer


Date:      September 9, 1998         ___________________________________________
                                By:  Brian F. Schmidt
                                     Chief Financial Officer




748419.2

                              CONFORMED SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EXCELSIOR PRIVATE EQUITY FUND II, INC.


Date:      September 9,  1998      /s/ David J. Fann
                                   ---------------------------------------------
                                By: David I. Fann
                                    President and Principal Executive Officer


Date:      September 9, 1998      /s/ Brian F. Schmidt
                                  ----------------------------------------------
                                By:  Brian F. Schmidt
                                     Chief Financial Officer


748419.2