Form 10-K
period 1998-10-31
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 1999-01-29
CIK 1036052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------


                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 1998
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the Transition Period from ______ to ______
                        Commission File Number 333-23811


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

                 None                                       None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this FORM 10-K. [ ]

The number of shares outstanding of the registrant's common stock as of October 31, 1998 was 195,730 shares. No active market for the shares of the registrant exists; therefore, the market value of such shares cannot be determined.



789109.3

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus of the Registrant dated June 2, 1997 (the "Prospectus") are incorporated by reference in Part I, Part II and Part III hereof.

                     EXCELSIOR PRIVATE EQUITY FUND II, INC.
                                      INDEX

                                                                                 Form 10-K
                                                                                   Report
Item No.                                                                            Page
--------                                                                         ---------
                                     PART I

1.   Business.........................................................................  3
2.   Properties.......................................................................  6
3.   Legal Proceedings................................................................  7
4.   Submission of Matters to a Vote of Security Holders..............................  7
                                     PART II
5.   Market for Registrant's Common Equity and Related Stockholder Matters............  8
6.   Selected Financial Data..........................................................  8
7.   Management's Discussion and Analysis of Financial Condition and Results of
     Operations.......................................................................  8
7A.  Quantitative and Qualitative Disclosures About Market Risk.......................  9
8.   Financial Statements and Supplementary Data......................................  10
9.   Changes in and Disagreements with Accountants and Financial Disclosure...........  10
                                    PART III
10.  Directors and Executive Officers of the Registrant...............................  22
11.  Executive Compensation ..........................................................  22
12.  Security Ownership of Certain Beneficial Owners and Management...................  23
13.  Certain Relationships and Related Transactions...................................  23
                                     PART IV
14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K...............  24

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

789109.3
                                       -2-

                                     PART I

Item 1.   Business.

Formation:
---------

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

       Pursuant to a Registration Statement on Form N-2 (File No. 333-23811) which was declared effective on June 2, 1997, the Company publicly offered up to 200,000 shares of common stock (the "Shares") at $1,000 per Share. The Company held its initial and final closings on October 8, 1997 and November 19, 1997 representing over $155.5 million and $40.2 million, respectively. The Company sold a total of 195,730 Shares in the public offering for gross proceeds totaling $195,730,000 (after taking into account the 1 Share purchased for $1,000 on March 20, 1997, by Douglas A Lindgren, the Company's Executive Vice President and Chief Investment Officer). Shares of the Company were made available through UST Financial Services Corp. (the "Selling Agent") to clients of U.S. Trust and its affiliates who meet the Company's investor suitability standards.

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

Portfolio Investments:
---------------------

       The Company commenced investment operations on October 8, 1997 and during the year ended October 31, 1998 ("Fiscal 1998"), the Company's investment portfolio consisted of securities with an aggregate cost of $201,750,317 and a fair value of $201,945,731. The Company has invested $46.1 million in twelve later stage venture capital and private middle market companies and committed to invest another $34 million in private equity funds, of which $3.9 million has been drawn. The

789109.3
                                       -3-

Company has invested its cash balances in temporary investments in accordance with the provisions in the Prospectus.

       The following is a description of the Company's investments as of October 31, 1998 and which are more fully set forth in Item 8.

Direct Investments
------------------

o Advantage Schools, Inc., Boston, MA, is a for-profit provider of public school education management services. Advantage manages charter schools in troubled urban school districts in cooperation with local partners. Its schools are publicly funded, receiving per-student capitation rates in line with those currently received by other schools in the district. Founded in 1996, Advantage has two schools in its second year of operation, and an additional six schools opened in September 1998. Early results from Advantage indicate a profitable business model and superior student performance relative to comparable public schools. An additional ten schools are planned for 1999. Other investors include Bessemer Ventures, Fidelity Ventures and Kleiner Perkins.

o Classroom Connect, Inc., Los Angeles, CA, is a leading provider of educational Internet products. Specifically, the company offers a variety of products and services to teachers and school districts wishing to incorporate the Internet into the classroom. Boasting a selection of over 108 proprietary product and service offerings, Classroom Connect sells instruction guides, teaching plans, seminars, and unique Internet content via electronic commerce and direct mail. The company has grown its customer base substantially and has seen the traffic on its website grow to over 4.6 million hits per month. Brentwood Associates is a co-investor in Classroom Connect.

o Constellar Corp., Redwood Shares, CA, is a leading provider of enterprise application integration software and services. Currently serving large organizations in North America, Europe and Australia, Constellar provides products and services that work to untangle increasingly complex information technology environments-- managing data, making it accessible, and moving it across myriad applications. Constellar's blue-chip customer list includes Sprint, British Telecom, Deutsche Bank, NatWest, Princeton University, London Stock Exchange, and General Electric. Co-investors include Brentwood Associates and Technology Crossover Ventures. The Company currently maintains a seat on the Board of Directors.

o PowerSmart, Inc., Shelton, CT, is a leading provider of "smart" battery management products. The company's product offerings are designed to maximize battery run-times and safety in applications such as laptop computers, cellular telephones, and camcorders as well as a variety of hand-held industrial devices. PowerSmart recently introduced two new lines of Application Specific Integrated Circuits (ASICS) and electronic modules that offer superior performance and flexibility at competitive prices. PowerSmart was formed as a spin-off of technology and related assets from Duracell and is led by a team of technical and management professionals who had been employed by Duracell prior to their self-initiated spin-off. The Company currently maintains two seats on the Board of Directors.

o Release Software Corp., Menlo Park, CA, is a provider of electronic software distribution (ESD) services. Release provides software publishers, software resellers, and content-driven web sites with technology and services to establish an Internet-based sales and distribution channel. ESD offers a fast, efficient and cost-effective alternative to distributing shrink-wrapped software by mail or through traditional retail channels. Release is a leading provider of ESD services and has successfully established relationships with a number of high-volume software publishers (Symantec, Lotus, Macromedia, Intuit) and software retailers (Egghead, FutureShop, Compaq).

789109.3
                                       -4-

     Other investors include Sevin Rosen and Draper Fisher Jurvetson. The Company currently maintains a seat on the Board of Directors.

o Softcom Microsystems, Inc., Fremont, CA, designs, develops and markets data acceleration products used in high-speed communications networks. Softcom's single-chip network accelerator solutions and integrated subsystems provide processing capabilities which help alleviate the "data bottleneck" at the point where baseband LAN traffic moves on to a high-speed broadband Internet backbone. The company believes its products allow network equipment vendors (i.e., Cisco, Nortel, Lucent) to achieve price/performance gains of more than ten times over current equipment solutions. Other investors include Sevin Rosen and Sequoia Capital.

o SurVivaLink Corp., Minnetonka, MN, designs, develops and markets a line of FDA-cleared automated external defibrillators ("AEDs"), which are portable, emergency medical devices that deliver life-saving electrical shocks to resuscitate victims of cardiac arrest. SurVivaLink's AEDs are small, light-weight and easy to use, making them highly suitable for law enforcement personnel, firefighters and paramedics. Corporations, such as Quantas Airlines, Ford Motor Company, General Electric and Harrah's Entertainment, Inc. (casino chain) have started to purchase AEDs in volume as they seek to protect the lives of their customers and employees. To date, SurVivaLink estimates that its AEDs have been responsible for saving over 100 lives. Co-investors include Fidelity Ventures, CIBC Wood Gundy Ventures, and The Spray Venture Fund. The Company currently maintains a seat on the Board of Directors.

o WNP Communications, Inc., Reston, VA, was the most successful bidder in the recently completed Local Multipoint Distribution Services ("LMDS") auction conducted by the FCC. WNP now owns broadband spectrum covering 30 of the top 50 markets at very compelling prices ($1.78 per POP). The company is now beginning the process of building out its network with the goal of providing high-speed data services targeted to WAN, Intranet, and Internet applications. WNP is supported by a strong investor base including Madison Dearborn, NEA, Columbia Capital, Providence Equity Capital, Alta Communications, and the Company.

Investments in third-party funds
--------------------------------

o Advanced Technology Ventures V, LP ("ATV") is a $175 million private equity fund committed to investing in seed to later-stage information technology and health care companies. The fund has invested in five companies since ATV's final closing in July 1998. Among these companies are Applications Networks, a start-up that is developing and marketing risk management record and control software products, and Coulter Cellular Therapies, Inc., a pioneer in novel cellular therapies for patients with advanced forms of cancer and infectious diseases.

o Brand Equity Ventures I, LP ("BEV") is a $95 million fund focused on seed to later-stage venture financings in consumer and retail companies in the U.S. The fund is now in the second year of its term and has made six investments. One portfolio company, Cyberian Outpost (Nasdaq "COOL"), which is an Internet retailer of computer hardware and software, completed a public offering in July 1998 and has been performing well. BEV is also an investor in The J. Peterman Company, a catalogue clothing retailer, and HC Holdings, which operates The Custom Shop, a provider of custom tailored clothing.

o Communications Ventures III, LP ("CV") is a $100 million fund that invests solely in the communications sector, targeting early stage companies. The Company committed $5M to CV in October 1998. Given the fund's recent closing, it has made no investments to date.


789109.3
                                       -5-

o Mid-Atlantic Venture Fund III, LP ("Mid-Atlantic") invests in early and expansion stage technology companies in the Mid-Atlantic region. To date, the $57 million fund has invested in several companies including Integrated Chipware which delivers software components for rapidly building custom application-specific operating systems and Net2000, a competitive local exchange carrier serving major East Coast metropolitan markets.

o Morgenthaler Venture Partners V, LP ("Morgenthaler") invests in companies of all stages in the health care and technology sectors. Morgenthaler closed its $300 million fund in July and has completed one transaction to date. In October, 1998 the fund invested in Comprehensive Medical Management, Inc., a manager of medical and surgical eye care services.

o Quad-C Partners V, LP ("Quad-C") is a $303 million fund focused on taking control positions in leveraged acquisitions and recapitalizations of middle-market companies. Quad-C has made two investments to date, having effected the acquisition of a company in the insulation distribution market as well as the purchase of an Atlanta-based retailer of discount furniture.

o Sevin Rosen VI, LP ("Sevin Rosen") is a $165 million private equity fund that invests in early-stage technology companies. The fund has made eight investments to date. Included in the current portfolio are Wayport, Inc., which provides high speed Ethernet connectivity to the Internet for business travelers in hotels and conference facilities, and Cytokinetics, Inc., which is developing a drug discovery platform and tool set in the cytoskeletal "molecular motors" field.

o Trinity Ventures VI, LP ("Trinity") closed on $140 million in September, 1998 and will invest in early to late-stage companies in the software, communications, and electronic commerce sectors. Loop Ventures, Inc. is Trinity's first and only investment. The company is developing an electronic commerce business to allow buyers, sellers, lessors and lessees of commercial real estate to transact business over the Internet.

Competition:
-----------

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

Employees:
---------

       At October 31, 1998, the Company had no full-time employees. All personnel of the Company are employed by and compensated by the Managing Investment Adviser pursuant to the Management Agreement.

Item 2.   Properties.

       The Company does not own or lease physical properties.


789109.3
                                       -6-

Item 3.   Legal Proceedings.

       The Company is not party to any material pending legal proceedings.


Item 4.   Submission of Matters to a Vote of Security Holders.

       No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.



789109.3
                                       -7-

                                     PART II

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters.

       The Company has 200,000 Shares authorized, of which 195,730 Shares were issued and outstanding on October 31, 1998. On December 21, 1998, the Company declared a dividend payable to shareholders of record on December 18, 1998 in the amount of $39.18 per share.

       There is no established public trading market for the Company's Shares.

Item 6.   Selected Financial Data.

       All selected financial data for the year ended October 31, 1998 and the period commencing on October 8, 1997 (inception) and ending on October 31, 1997 may be found in the financial statements. See Item 8.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources:
-------------------------------

       At October 31, 1998, the Company held $20,601 in cash and $201,945,731 in investments as compared to $63 in cash and $155,610,242 in investments at October 31, 1997. At October 31, 1998, investments included $56,000,000 in commercial paper, $17,203,182 in corporate bonds, $74,447,794 in U.S. Government and agency obligations, $4,061,440 in private investment funds, $46,144,355 in private companies and $4,088,960 in investment companies.

Results of Operations:
---------------------

Investment Income and Expenses

       For fiscal 1998, the Company had interest income of $9,813,746, and net operating expenses of $1,735,761, resulting in net investment income of $8,077,985 as compared to interest income of $507,951, and net operating expense of $73,751, resulting in investment income of $434,200 for the fiscal year ended October 31, 1997.

       United States Trust Company of New York (the "Managing Investment Adviser") provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the fiscal year ended October 31, 1998 and for the period commencing on October 8, 1997 (inception) and ending October 31, 1997, the Managing Investment Adviser earned $1,409,748 and $49,167 in management fees, respectively. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amount of $0 and $33,346 as a result of expenses incurred in excess of those permitted pursuant to the Company's Prospectus.


789109.3
                                       -8-

Net Assets

       The Company's net asset value per common share was $1,033.37 at October 31, 1998 up $29.91 per share from the net asset value per common share of $1,003.46 at October 31, 1997.

       For Fiscal 1998, the Company had a net increase in net assets resulting from operations of $8,170,466 ($40.06 per share), comprised of net investment income totaling $8,077,985 ($41.84 per share), and a net change in realized and unrealized appreciation of investments of $92,481 (($1.78) per share).

       At October 31, 1998, the Company's net assets were $202,261,263, an increase of $46,211,722 from net assets of $156,049,541 at October 31, 1997. This increase was the result of an $8,170,466 net increase in net assets resulting from operations, a $1,763,590 distribution to shareholders and $39,804,846 in new share subscriptions.

Realized and Unrealized Gains and Losses from Portfolio Investments:
-------------------------------------------------------------------

       For the fiscal year ended October 31, 1998, the Company had a $92,481 net realized and unrealized gain from investments, comprised of a ($592) net realized loss on security transactions and a $93,073 net change in unrealized appreciation of investments as compared to a $102,341 net change in unrealized appreciation of investments for the fiscal year ended October 31, 1997.

Year 2000:
---------

       Like other investment companies, financial and business organizations and individuals around the world, the Company could be affected adversely if the computer systems used by the Investment Adviser and the Company's other service providers do not properly process and calculate date-related information and data from and after January 1, 2000. This is commonly known as the "Year 2000 Problem." Based on the Company's current assessment, the costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations, or cash flows in future periods. The Investment Adviser and the Company's other service providers have informed the Company that they are taking steps to address the Year 2000 Problem with respect to the computer systems that they use. At this time, however, there can be no assurance that these steps will be sufficient to avoid any adverse impact on the Company as a result of the Year 2000 Problem.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Equity Price Risk:
-----------------

       A significant portion of the Company's investment portfolio consists of equity securities in private companies and private investment funds which are not publicly traded. These investments are recorded at fair value as determined by the Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk.


789109.3
                                       -9-

Item 8.   Financial Statements and Supplementary Data.

          EXCELSIOR PRIVATE EQUITY FUND II, INC.

                                      INDEX
                                      -----

Portfolio of Investments at October 31, 1998

Statement of Assets and Liabilities as of October 31, 1998

Statement of Operations for the year ended October 31, 1998

Statement of Changes in Net Assets for the year ended October 31, 1998 and the period October 8, 1997 (commencement of operations) to October 31, 1997.

Statement of Cash Flows for the year ended October 31, 1998.

Financial Highlights -- Selected Per Share Data and Ratios for the year ended October 31, 1998 and the period October 8, 1997 (commencement of operations) to October 31, 1997.

Notes to Financial Statements

Independent Auditors' Report

Note - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

               Please refer to attached pages for above-referenced
                  Financial Statements and Supplementary Data.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


789109.3
                                      -10-

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments October 31, 1998


      Principal                                                          Coupon          Value
    Amount/Shares                                                      Rate/Yield      (Note 1)
    -------------                                                      ----------      --------

COMMERCIAL PAPER -- 27.69%
     $8,000,000     American Express Co., 11/12/98..................     5.27%     $ 8,000,000
      8,000,000     Associates Corp., 12/04/98......................     5.06        8,000,000
      8,000,000     Chevron Transport Corp., 11/09/98...............     5.45        8,000,000
      8,000,000     General Electric Capital Corp., 12/11/98........     5.07        8,000,000
      8,000,000     General Motors Acceptance Corp., 11/05/98.......     5.23        8,000,000
      8,000,000     Prudential Funding Corp., 11/13/98..............     5.28        8,000,000
      8,000,000     Sears & Roebuck Acceptance Corp., 11/12/98......     5.30        8,000,000
                                                                                   -----------
                    TOTAL COMMERCIAL PAPER (Cost $56,000,000).......                56,000,000
                                                                                   -----------
CORPORATE BONDS -- 8.50%
      5,610,000     Chase Manhattan Corp., 6/15/99..................     8.00        5,703,182
      1,000,000     Lehman Brothers Holdings Inc., 11/01/98.........     8.88        1,000,000
      3,500,000     PepsiCo Inc., 11/01/98..........................     7.63        3,500,000
      7,000,000     Sears Roebuck Co., 11/01/98.....................     8.45        7,000,000
                                                                                   -----------
                    TOTAL CORPORATE BONDS (Cost $17,209,372)........                17,203,182
                                                                                   -----------
U.S. GOVERNMENT AGENCY OBLIGATIONS -- 36.81%
       8,000,000    Federal Home Loan Bank, 11/02/98................     5.40**      7,998,800
      26,641,000    Federal Home Loan Bank, 12/04/98................     4.75**     26,525,000
      14,000,000    Federal Home Loan Mortgage Corp., 11/16/98......     4.78**     13,972,117
      10,000,000    Federal Home Loan Mortgage Corp., 11/30/98......     5.09**      9,958,997
      16,000,000    Federal National Mortgage Association, 11/04/98.     5.34**     15,992,880
                                                                                   -----------
                    TOTAL U.S. GOVERNMENT AGENCY
                    OBLIGATIONS (Cost $74,447,794)..................                74,447,794
                                                                                   -----------
PRIVATE INVESTMENT FUNDS #, @ -- 2.01%
               1    Advanced Technology Ventures V, LP..............                   134,108
               4    Brand Equity Ventures I, LP.....................                   824,267
               1    MidAtlantic Venture Fund III, LP................                 1,667,665
               1    Morgenthaler Venture Partners V, LP.............                   400,000
               3    Quad-C Partners V, LP...........................                   472,378
               3    Sevin Rosen Fund VI, LP.........................                   375,522
               1    Trinity Ventures VI, LP.........................                   187,500
                                                                                   -----------
                    TOTAL PRIVATE INVESTMENT FUNDS
                         (Cost $3,859,836)..........................                 4,061,440
                                                                                   -----------
PRIVATE COMPANIES #, @ -- 22.81%
   Preferred and Common Stocks -- 22.81%
    Computer Software -- 3.46%
               1,151,315 +Constellar Corp., Series C.................                6,999,995
                                                                                   -----------
    Educational Services -- 3.95%
                   7,548 +Advantage Schools Inc., Series C...........                3,000,330
                 388,810 +Classroom Holdings, Inc....................                4,999,988
                                                                                   -----------
                                                                                     8,000,318
                                                                                   -----------
    Medical Devices -- 3.46%
                 522,388 +SurVivaLink Corp., Series B................                6,999,999
                                                                                   -----------

                        See Notes to Financial Statements

789109.3
                                      -11-

PRIVATE COMPANIES -- (Continued)

   Preferred and Common Stocks -- (Continued)
    Semiconductors -- 6.14%
               7,960,371 +PowerSmart Inc., Series A.................               $  7,960,371
               4,850,000 +PowerSmart Inc. Common....................                    277,129
                 736,975 +Softcom Microsystems Inc., Series B.......                  4,178,649
                                                                                   ------------
                                                                                     12,416,149
                                                                                   ------------
    Software Distribution Services -- 2.89%
               1,676,229 +Release Software Corp., Series D..........                  5,850,039
                                                                                   ------------

    Telecommunications -- 2.91%
                   5,878 WNP Communications, Inc. Series A..........                  5,877,557
                  29,806 WNP Communications, Inc. Common............                        298
                                                                                   ------------
                                                                                      5,877,855
                                                                                   ------------
                         TOTAL PRIVATE COMPANIES
                           (Cost $46,144,355).......................                 46,144,355
                                                                                   ------------
INVESTMENT COMPANIES -- 2.02%
               2,230,163 Dreyfus Treasury Cash Management Fund......                  2,230,163
               1,858,797 Fidelity Cash Portfolio, U.S. Treasury II..                  1,858,797
                                                                                   ------------
                         TOTAL INVESTMENT COMPANIES (Cost
                         $4,088,960)................................                  4,088,960
                                                                                   ------------
TOTAL INVESTMENTS (Cost $201,750,317*)..............................     99.84%     201,945,731
OTHER ASSETS & LIABILITIES (NET)....................................      0.16          315,532
                                                                        ------     ------------
NET ASSETS..........................................................    100.00%    $202,261,263
                                                                        ======     ============



*    Aggregate cost for Federal tax and book purposes.
**   Discount Rate.
 + At October 31, 1998, the Company owned 5% or more of the company's outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. At October 31, 1998, these securities were valued at the cost at which they were acquired during the year. There were no sales of shares of any affiliates during the year. Total market value of affiliated securities owned at October 31, 1998 was $40,266,500.

 # Restricted as to public resale. Acquired between November 1, 1997 and October 30, 1998. Total cost of restricted securities at October 31, 1998 aggregated $50,004,191. Total market value of restricted securities owned at October 31, 1998 was $50,205,795 or 24.8% of net assets.

 @   Non-Income Producing Security.








                        See Notes to Financial Statements

789109.3
                                      -12-

Excelsior Private Equity Fund II, Inc.
Statement of Assets and Liabilities
October 31, 1998


ASSETS:
   Investments, at value (Cost $201,750,317) (Note 1)......................    $     201,945,731
   Cash....................................................................               20,601
   Interest receivable.....................................................              860,744
   Prepaid insurance.......................................................               11,391
                                                                               -----------------

        Total Assets.......................................................          202,838,467
                                                                               -----------------

LIABILITIES:
    Management fees payable  (Note 2)......................................              445,607
    Directors' fees payable  (Note 2)......................................               30,000
    Administration fees payable (Note 2)...................................               16,591
    Accrued expenses and other payables....................................               85,006
                                                                               -----------------

        Total Liabilities..................................................              577,204
                                                                               -----------------

NET ASSETS.................................................................    $     202,261,263
                                                                               =================

NET ASSETS consist of:
    Undistributed net investment income....................................    $       6,748,595
    Accumulated net realized loss on investments...........................                (592)
    Net unrealized appreciation of investments.............................              195,414
    Par value..............................................................                1,957
    Paid-in capital in excess of par value.................................          195,315,889
                                                                               -----------------

Total Net Assets...........................................................    $     202,261,263
                                                                               =================

Shares of Common Stock Outstanding ($0.01 par value, 200,000 authorized)...              195,730
NET ASSET VALUE PER SHARE..................................................    $        1,033.37
                                                                               =================


                        See Notes to Financial Statements



789109.3
                                      -13-

Excelsior Private Equity Fund II, Inc.
Statement of Operations
For the Year Ended October 31, 1998



INVESTMENT INCOME:
    Interest income.......................................................     $      9,813,746
                                                                               ----------------

 EXPENSES:
    Managing investment advisory fees (Note 2)............................            1,409,748
    Legal fees............................................................               82,500
    Insurance expense.....................................................               59,119
    Administration fees (Note 2)..........................................               58,000
    Directors' fees and expenses (Note 2).................................               30,000
    Audit fees............................................................               27,000
    Amortization of organization expense (Note 4).........................               14,811
    Printing fees.........................................................                8,800
    Miscellaneous expenses................................................               45,783
                                                                               ----------------

        Total Expenses....................................................            1,735,761
                                                                               ----------------

 NET INVESTMENT INCOME                                                                8,077,985
                                                                               ----------------

NET REALIZED AND UNREALIZED GAIN (LOSS):  (Note 1)
    Net realized loss on investments......................................                 (592)
    Net change in unrealized appreciation of investments..................               93,073
                                                                               ----------------

 NET REALIZED AND UNREALIZED GAIN.........................................               92,481
                                                                               ----------------

 NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS.....................     $      8,170,466
                                                                               ================





                        See Notes to Financial Statements


789109.3
                                      -14-

Excelsior Private Equity Fund II, Inc.
Statement of Changes in Net Assets




                                                                           Year Ended            October 8, 1997*
                                                                           October 31,            to October 31,
                                                                              1998                     1997
                                                                      -------------------     ---------------------

OPERATIONS:
Net investment income..............................................   $         8,077,985     $             434,200
Net realized loss on investments...................................   $              (592)                     ----
Net change in unrealized appreciation of investments...............   $            93,073     $             102,341
                                                                      -------------------     ---------------------

Net increase in net assets resulting from operations...............   $         8,170,466     $             536,541

DISTRIBUTIONS TO SHAREHOLDERS FROM:
Net investment income..............................................   $        (1,763,590)                     ----

CAPITAL SHARE TRANSACTIONS:
Subscriptions (40,218 and 155,511 shares, respectively)............   $        39,804,846     $         155,512,000
                                                                      -------------------     ---------------------

Net increase in net assets.........................................   $        46,211,722     $         156,048,541

NET ASSETS:
Beginning of period................................................   $       156,049,541     $               1,000
                                                                      -------------------     ---------------------

End of period (including undistributed net investment income of
$6,748,595 and $434,200, respectively) ............................   $       202,261,263     $         156,049,541
                                                                      ===================     =====================


* Commencement of operations




                        See Notes to Financial Statements


789109.3
                                      -15-

Excelsior Private Equity Fund II, Inc.
Statement of Cash Flows
For the Year Ended October 31, 1998



CASH FLOWS FROM INVESTING AND OPERATING ACTIVITIES:
    Purchase of Investments............................................     $       (50,004,190)
    Net Decrease in Short-Term Investments.............................               3,761,182
    Investment Income..................................................               9,465,989
    Operating Expenses Paid............................................              (1,243,699)
                                                                            -------------------
    Net Cash Used for Investing and Operating Activities...............             (38,020,718)
                                                                            -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions Paid.................................................              (1,763,590)
    Capital Share Transactions.........................................              39,804,846
                                                                            -------------------
    Net Cash Provided by Financing Activities..........................              38,041,256
                                                                            -------------------
    Net Increase in Cash...............................................                  20,538
Cash at Beginning of Year..............................................                      63
                                                                            -------------------
Cash at End of Year....................................................     $            20,601
                                                                            ===================

Reconciliation of Net Investment Income to Net Cash Used for Investing
and Operating Activities:..............................................
    Net Investment Income .............................................     $         8,077,985
    Purchases of Investments...........................................             (50,004,190)
    Net Decrease in Short-Term Investments.............................               3,761,182
    Net Increase in Receivables Related to Operations..................                (359,148)
    Net Decrease in Payables Related to Operations.....................              (2,643,748)
    Amortization of Organization Costs.................................                  14,811
    Accretion/Amortization of Discounts and Premiums...................               3,132,390
                                                                            -------------------
    Net Cash Used for Investing and Operating Activities...............     $       (38,020,718)
                                                                            ===================



                        See Notes to Financial Statements


789109.3
                                      -16-

Excelsior Private Equity Fund II, Inc.
Financial Highlights - Selected Per Share Data and Ratios

For a fund share outstanding throughout the period



                                                                                           October 8,
                                                                 Year Ended                1997* to
                                                                 October 31,              October 31,
                                                                    1998                     1997
                                                            -------------------      --------------------

NET ASSET VALUE, BEGINNING OF PERIOD....................... $       1,003.46         $         1,000.00
                                                            -------------------      --------------------

INCOME FROM INVESTMENT OPERATIONS
Net Investment Income...................................... $          41.84         $             2.79
Net Realized and Unrealized Gain (Loss) on Investments.....            (1.78)#       $             0.67
                                                            -------------------      --------------------

Total from Investment Operations........................... $          40.06         $             3.46
                                                            -------------------      --------------------

DISTRIBUTIONS
Net Investment Income......................................           (10.15)                        ----
                                                            -------------------      --------------------

NET ASSET VALUE, END OF PERIOD............................. $       1,033.37         $         1,003.46
                                                            ===================      ====================

TOTAL NET ASSET VALUE RETURN+..............................             4.04%                      0.35%
                                                            ===================      ====================

RATIOS AND SUPPLEMENTAL DATA
Net Assets, End of Period (Thousands)...................... $    202,261             $     156,050
Ratio of Net Operating Expenses to Average Net Assets......             0.87%                      0.72% **
Ratio of Gross Operating Expenses to Average Net Assets++..             0.87%                      1.04% **
Ratio of Net Investment Income to Average Net Assets.......             4.05%                      4.23% **
Portfolio Turnover Rate....................................                0%                         0%

*     Commencement of operations.
**    Annualized.
+ Total investment return based on per share net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company's shares were issued in a private placement and are not traded, therefore market value total investment return is not calculated. Total return for periods of less than one year are unannualized.
++ Expense ratio before waiver of fees and reimbursement of expenses by adviser.
# The amount shown for the year ended October 31, 1998 for a share outstanding throughout that period does not accord with the aggregate net gains on investments for that period because of the timing of sales and repurchases of the portfolio shares in relation to fluctuating market of the investments in the Company.

                        See Notes to Financial Statements


789109.3
                                      -17-

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

     (a)  Portfolio valuation:

     The Company values portfolio securities quarterly and at other such times as, in the Board of Directors' view, circumstances warrant. Investments in securities that are traded on a recognized stock exchange or on the national securities market are valued at the last sale price for such securities on the valuation date. Short-term debt instruments with remaining maturities of 60 days or less are valued at amortized cost, which approximates market value. Direct equity investments that are the same class as a class of stock that is registered and publicly traded, but are subject to regulatory holding periods or other restrictions, are valued based upon the last sales price of the unrestricted stock on the securities exchange on which such securities are primarily traded, less a liquidity discount determined by the Investment Advisor. Direct equity investments for which market quotations are not readily available are carried at fair value as determined in good faith by the Investment Adviser after considering certain pertinent factors, including the cost of the investment, developments since the acquisition of the investment, comparisons to similar publicly traded investments, subsequent purchases of the same investment by other investors, the current financial position and operating results of the issuer and such other factors as may be deemed relevant. Investments in limited partnerships are carried at fair value as determined by the Investment Adviser. In establishing the fair value of investments in other partnerships, the Investment Adviser takes into consideration information received from those partnerships, including their financial statements and the fair value established by the general partner of the investee partnership.

     At October 31, 1998, market quotations were not readily available for securities valued at $50,205,795. Such securities were valued by the Investment Adviser, under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

     (c)  Repurchase agreements:

     The Company enters into agreements to purchase securities and to resell them at a future date. It is the Company's policy to take custody of securities purchased and to ensure that the market value of the collateral including accrued interest is sufficient to protect the Company from losses incurred in the event the counterparty

789109.3
                                      -18-
does not repurchase the securities. If the seller defaults and the value of the collateral declines or if bankruptcy proceedings are commenced with respect to the seller of the security, realization of the collateral by the Company may be delayed or limited.

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

     At October 31, 1998 the tax basis of the Company's investments for Federal income tax purposes amounted to $201,750,317. The net unrealized appreciation amounted to $195,414, which is comprised of gross unrealized appreciation of $241,974 and aggregate gross unrealized depreciation of $46,560.

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

     In addition to the management fee, the Company has agreed to pay U.S. Trust an incentive fee in an amount equal to 20% of the cumulative realized capital gains (net of realized capital losses and unrealized net capital depreciation) on investments other than Private Funds, less the aggregate amount of incentive fee payments in prior years. If the amount of the incentive fee in any year is a negative number, or cumulative net realized gains less net unrealized capital depreciation at the end of any year is less than such amount calculated at the end of the previous year, U.S. Trust will be required to repay the Company all or a portion of the incentive fee previously paid.

     Chase Global Funds Services Company ("CGFSC"), a corporate affiliate of The Chase Manhattan Bank, (the "Administrator") provides administrative services to the Company. For the services provided to the Portfolio, the Administrator is entitled to an annual fee of $58,000, which is paid quarterly.

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


789109.3
                                      -19-

3.   Purchases and Sales of Securities

     Purchases and sales of securities, excluding short-term investments, for the Company aggregated $50,004,190 and $0, respectively.

     At October 31, 1998 the Company had outstanding investment commitments totaling $30,323,818.

4.   Organization Costs

     The Company has borne all costs in connection with the initial organization of the Company. The Company expensed all remaining organization costs, totaling $14,811 as of October 31, 1998.

789109.3
                                      -20-

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders and Board of Directors
Excelsior Private Equity Fund II, Inc.

We have audited the accompanying statement of assets and liabilities of Excelsior Private Equity Fund II, Inc., including the portfolio of investments, as of October 31, 1998, the related statement of operations and statement of cash flows for the year then ended, and the statement of changes in net assets and financial highlights for the year then ended and for the period from October 8, 1997 (commencement of operations) to October 31, 1997. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of October 31, 1998 by correspondence with the custodian and others. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Excelsior Private Equity Fund II, Inc. at October 31, 1998, the results of its operations and its cash flows for the year then ended, and the changes in its net assets and the financial highlights for the year then ended and for the period from October 8, 1997 (commencement of operations) to October 31, 1997 in conformity with generally accepted accounting principles.



                                          /s/ Ernst & Young LLP

New York, New York
December 16, 1998



789109.3
                                      -21-

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Set forth below are names, ages, positions and certain other information concerning the current directors and executive officers of the Company as of October 31, 1998.

                                                               Served in Present
Name and Age                    Position                         Capacity Since
--------------------------------------------------------------------------------

David I. Fann [34]              President; Chief               March 20, 1997
                                Executive Officer

Douglas A. Lindgren [36]        Executive                      March 20, 1997
                                Vice President;
                                Chief Investment Officer

Brian Schmidt [39]              Chief Financial Officer        March 20, 1997

Frank Bruno [39]                Treasurer                      March 20, 1997

Ronald A. Schwartz [50]         Secretary                      March 20, 1997

Edith A. Cassidy* [45]          Director                       March 20, 1997

Gene M. Bernstein [51]          Director                       March 20, 1997

Stephen V. Murphy [53]          Director                       March 20, 1997


*Indicates director who is an "interested person" of the Company within the meaning of the Investment Company Act of 1940.

Additional information concerning the directors and executive officers of the Company is incorporated herein by reference from the section entitled "Management -- Directors, Officers and Investment Professionals" in the Prospectus dated June 2, 1997.

Item 11.  Executive Compensation.

At October 31, 1998, the Company had no full-time employees. Pursuant to the Management Agreement, the Managing Investment Adviser employs and compensates all of the personnel of the Company, and also furnishes all office facilities, equipment, management and other administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Additional information with respect to the management fee payable to the Managing Investment Adviser is set forth in the "Management" section of the Prospectus, dated June 2, 1997, which section is incorporated herein by reference.

The disinterested directors receive compensation of $15,000 on an annual basis plus reasonable expenses. For Fiscal 1998, the disinterested directors of the Company each received compensation totaling $15,000.


789109.3
                                      -22-

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

As of October 31, 1998, no person or group is known by the Company to be the beneficial owner of more than 5% of the aggregate number of Shares held by all shareholders. The directors and officers of the Company as a group own 261 Shares. The Company is not aware of any arrangement which may, at a subsequent date, result in a change of control of the Company.

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



789109.3
                                      -23-

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  1.   Financial Statements

               Portfolio of Investments at October 31, 1998

               Statement of Assets and Liabilities as of October 31, 1998

               Statement of Operations for the year ended October 31, 1998

               Statement of Changes in Net Assets for the year ended October 31, 1998 and the period from October 8, 1997 (commencement of operations) to October 31, 1997

               Statement of Cash Flows for the year ended October 31, 1998

               Financial Highlights -- Selected Per Share Data and Ratios for the year ended October 31, 1998 and the period from October 8, 1997 (commencement of operations) to October 31, 1997

               Notes to Financial Statements

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


789109.3
                                      -24-

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                By:     /s/  DAVID I. FANN
                                        ----------------------------------------
                                        David I. Fann, President and
                                         Chief Executive Officer


                                By:     /s/  BRIAN SCHMIDT
                                        ----------------------------------------
                                        Brian Schmidt, Chief Financial Officer


                                By:     /s/  JOHN C. HOVER II
                                        ----------------------------------------
                                        John C. Hover, II, Director


                                By:     /s/  GENE M. BERNSTEIN
                                        ----------------------------------------
                                        Gene M. Bernstein, Director


                                By:     /s/  STEPHEN V. MURPHY
                                        ----------------------------------------
                                        Stephen V. Murphy, Director


Date:     January 29, 1999


789109.3
                                      -25-

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the reference to our firm under the caption "Experts" in the Prospectus, which is incorporated by reference, and to the use of our report dated December 16, 1998, included in this Annual Report (Form 10-K), for the year ended October 31, 1998, of Excelsior Private Equity Fund II, Inc.



                                ERNST & YOUNG LLP

New York, New York
January 27, 1999


789109.3