Form 10-Q
period 1999-01-31
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 1999-03-05
CIK 1036052

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   ------------------------------------------


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended January 31, 1999

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


                    Yes   /X/                        No  /_/

                As of January 31, 1999, there were 195,730 shares of the Registrant's Common Stock, $.01 par value, outstanding.


805572.3

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


          INDEX                                         PAGE NO.
          -----                                         --------

 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited).

          Portfolio of Investments as of January 31, 1999(Unaudited) and October 31, 1998.

          Statement of Assets and Liabilities as of January 31, 1999 (Unaudited) and October 31, 1998.

          Statement of Operations for the three month period ended January 31, 1999 (Unaudited) and the three month period ended January 31, 1998 (Unaudited).

          Statement of Changes in Net Assets for the three month period ended January 31, 1999 (Unaudited) and the three month period ended January 31, 1998 (Unaudited).

          Notes to Financial Statements (Unaudited).

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings.

 Item 2.  Changes in Securities.

 Item 3.  Defaults upon Senior Securities.

 Item 4.  Submission of Matters to a Vote of Securityholders.

 Item 5.  Other Information.

 Item 6.  Exhibits and Reports on Form 8-K.

SIGNATURES


805572.3

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements


Excelsior Private Equity Fund II, Inc.                                                           Fiscal Year End:  October 31, 1999
Portfolio of Investments                                                                           Quarter Ended:  January 31, 1999

------------------------------------------------- -------------- ------------------- -----------------------------------------------


                                                                      January 31, 1999                          October 31, 1998
                                                             -----------------------------------    --------------------------------

PORTFOLIO STRUCTURE
-------------------

       PORTFOLIO COMPANIES                                     $  46,279,473        23.65%       $  46,144,355          22.81%

       PRIVATE FUNDS                                               6,178,896         3.16%           4,061,440           2.01%

       SHORT-TERM INVESTMENTS:

         Commercial Paper                                         113,082,185       57.79%          56,000,000          27.69%

         Corporate Bonds                                          13,669,474         6.99%          17,203,182           8.50%

         U.S. Government & Agency Obligations                             --         0.00%          74,447,794          36.81%

         Investment Companies                                     13,510,002         6.90%           4,088,960           2.02%
                                                                 -------------   -------------     -------------       ----------



       TOTAL INVESTMENTS                                          192,720,030        98.49%         201,945,731          99.84%
       OTHER ASSETS & LIABILITIES (NET)                             2,963,837         1.51%       $     315,532           0.16%
                                                                 -----------      ---------         ------------        ---------

       NET ASSETS                                              $  195,683,867       100.00%       $ 202,261,263         100.00%
                                                                  ===========      =========        ============        ========



805572.3

Excelsior Private Equity Fund II, Inc.                                                          Fiscal Year End:  October 31, 1999
Statement of Assets and Liabilities                                                               Quarter Ended:  January 31, 1999

------------------------------------------------- ---------------- ----------------------------------------------------------------


ASSETS                                                                 January 31, 1999                         October 31, 1998
---------

Investment Securities, at Cost                          $                   192,616,189             $                201,750,317
                                                          =============================              ===========================

Investment Securities, at Value                                             192,720,030                              201,945,731


Cash                                                                          3,031,183                                   20,601
Receivables:
  Interest                                                                      498,091                                  860,744
Prepaid Assets                                                                       --                                   11,391
                                                          -----------------------------              ---------------------------
          TOTAL ASSETS                                                      196,249,304                              202,838,467
                                                          -----------------------------              ---------------------------

LIABILITIES
-------------

Managing Investment Advisory Fees Payable                                       477,311                                  445,607
Administration & Shareholder Servicing Fees Payable                              16,528                                   16,591
Directors Fees Payable                                                           10,965                                   30,000
Accrued Expenses and Other Payables                                              60,633                                   85,006
                                                          -----------------------------              ---------------------------

          TOTAL LIABILITIES                                                     565,437                                  577,204
                                                          -----------------------------              ---------------------------

NET ASSETS                                              $                   195,683,867             $                202,261,263
                                                          =============================              ===========================



NET ASSETS CONSIST OF
----------------------

Accumulated Undistributed Net Investment                $                       269,741             $                  6,748,595
Income
Accumulated Net Realized Loss on Investments                                    (7,561)                                     (592)
Net Unrealized Appreciation of Investments                                      103,841                                  195,414
Par Value                                                                         1,957                                    1,957
Paid In Capital in Excess of Par Value                                      195,315,889                              195,315,889
                                                          -----------------------------              ---------------------------

          TOTAL NET ASSETS                              $                   195,683,867             $                202,261,263
                                                          =============================              ===========================

Shares of Common Stock Outstanding                                              195,730                                  195,730
                                                          -----------------------------              ---------------------------

NET ASSET VALUE PER SHARE                                                       $999.76             $                   1,033.37
                                                          =============================              ===========================



805572.3

Excelsior Private Equity Fund II, Inc.                                                         Fiscal Year End:  October 31, 1999
Statement of Operations                                                                        Quarter Ended:   January 31, 1999

---------------------------------------------------------------- ---------------------- --------------------------------------------


                                                                          Quarter Ended                       Quarter Ended
                                                                       January 31, 1999                     January 31, 1998

INVESTMENT INCOME

Interest Income                                                    $          1,794,773             $              2,694,435
                                                                    -------------------              -----------------------

           TOTAL INCOME                                                       1,794,773                            2,694,435
                                                                    -------------------              -----------------------

EXPENSES

Management Investment Advisory Fees                                             476,310                              276,397
Administrative Fees & Shareholder Servicing Fees                                 15,958                               15,229
Custodial Fees                                                                    9,889                                9,910
Legal Fees                                                                       51,490                               16,131
Audit and Other Professional Service Fees                                         6,553                                6,553
Directors' Fees and Expenses                                                     10,965                                7,562
Shareholder Reports                                                               1,639                                1,261
Organization Expenses                                                                --                                  755
Insurance Expense                                                                14,777                               15,270
Interest Expense                                                                 16,336                                   --
Miscellaneous Expenses                                                              251                                  151
                                                                    -------------------              -----------------------

          TOTAL EXPENSES                                                        604,168                              349,219

Fees Waived and Reimbursed by Advisor                                                --                                   --
                                                                    -------------------              -----------------------

          NET EXPENSES                                                          604,168                              349,219
                                                                    -------------------              -----------------------

NET INVESTMENT INCOME                                                         1,190,605                            2,345,216
                                                                    -------------------              -----------------------


REALIZED & UNREALIZED GAIN/(LOSS)
ON INVESTMENTS

Net Realized Loss on Security Transactions                                      (6,969)                                   --
Change in Unrealized Appreciation/(Depreciation)
 on Investments                                                                (91,572)                            (182,841)
                                                                    -------------------              -----------------------

NET REALIZED AND UNREALIZED GAIN/(LOSS)
ON INVESTMENTS                                                                 (98,541)                            (182,841)
                                                                    -------------------              -----------------------

NET INCREASE IN NET ASSETS RESULTING
FROM OPERATIONS
                                                                  $          1,092,064              $             2,162,375
                                                                   ====================               ======================

------------------------------------------------------------------------------------------------------------------------------------


805572.3

Excelsior Private Equity Fund II, Inc.                                                            Fiscal Year End:  October 31, 1999
Statement of Changes in Net Assets                                                                  Quarter Ended:  January 31, 1999

------------------------------------------------------------------------------------ -----------------------------------------------


                                                                          Quarter Ended                        Quarter Ended
                                                                       January 31, 1999                      January 31, 1998


OPERATIONS:

Net Investment Income                                         $               1,190,605             $               2,345,216
Net Realized Loss on Investments                                                (6,969)                                    --
Change in Unrealized Appreciation/(Depreciation)
   on Investments                                                              (91,572)                              (182,841)
                                                               ------------------------              ------------------------

Net Increase in Net Assets
   Resulting From Operations                                                  1,092,064                             2,162,375

DISTRIBUTIONS TO SHAREHOLDERS:

From Net Investment Income                                                  (7,669,460)                            (1,763,590)

CAPITAL SHARE TRANSACTIONS
Subscriptions                                                                        --                            40,217,000
Offering costs                                                                       --                              (412,154)
                                                               ------------------------              ------------------------


NET INCREASE (DECREASE) IN NET ASSETS                                       (6,577,396)                            40,203,631

NET ASSETS:
   Beginning of Period                                        $             202,261,263                           156,049,541
                                                               ------------------------              ------------------------

   End of Period                                              $             195,683,867             $             196,253,172
                                                               ========================              ========================




805572.3

Excelsior Private Equity Fund II, Inc.     Fiscal Year Ended:  October 31, 1999
Notes to Financial Statements                  Quarter Ended:  January 31, 1999

--------------------------------------------------------------------------------

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


(2)        Purchases and Sales of Securities:

                Purchase and sales of securities for the three month period ended January 31, 1999, excluding short-term investments, for the Company aggregated $2,303,142 and $0, respectively. At January 31, 1999, the Company had outstanding investment commitments totaling $36,972,140.

805572.3

Item 2.              Management's Discussion and Analysis of
                Financial Condition and Results of Operations.

Results of Operations
---------------------

THREE-MONTH PERIOD ENDED JANUARY 31, 1999 AS COMPARED TO THE SIMILAR PERIOD IN 1998

The Company's net asset value per common share was $999.76 at January 31, 1999, down $33.61 per share from the net asset value per common share of $1,033.37 at October 31, 1998. The decrease resulted primarily from the distribution of net investment income to shareholders on December 23, 1998. The Company's net asset value per common share was $1,002.67 at January 31, 1998, down $0.79 per share from the net asset value per common share of $1,003.46 at October 31, 1997.

Realized and Unrealized Gains and Losses from Portfolio Investments
-------------------------------------------------------------------

For the three months ended January 31, 1999 and 1998, the Company had a net realized loss on security transactions of ($6,969) and $0, respectively. For the three months ended January 31, 1999 and 1998, the Company had a net change in
unrealized   appreciation/(depreciation)  on  investments  of  ($91,572)  and
($182,841), respectively.

Investment Income and Expenses
------------------------------

For the three months ended January 31, 1999, the Company had interest income of $1,794,773 and net operating expenses of $604,168, resulting in net investment income of $1,190,605. For the three months ended January 31, 1998, the Company had interest income of $2,694,435 and net operating expenses of $349,219, resulting in net investment income of $2,345,216. The primary reason for the decline in interest income was the decline of assets invested in short-term instruments and an increase in assets invested in private companies and private funds.

United States Trust Company of New York (the "Managing Investment Adviser") provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the quarters ended January 31, 1999 and 1998, the Managing Investment Adviser earned $476,310 and $276,397 in management fees respectively.

Net Assets
----------

At January 31, 1999, the Company's net assets were $195,683,867, a decrease of $6,577,396 from net assets of $202,261,263 at October 31, 1998. At January 31, 1998, the Company's net assets were $196,253,172, an increase of $40,203,631 from net assets of $156,049,541 at October 31, 1997.

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


During the quarter ended January 31, 1999, the Company made a follow-on investment in Advantage Schools, Inc.


805572.3

At January 31, 1999, the Company held $3,031,183 in cash and $192,720,030 in investments. At January 31, 1999, investments included $46,279,473 in portfolio companies, $6,178,896 in private funds, $113,082,185 in commercial paper, $13,669,474 in corporate bonds, $ 0 in U.S. Government and agency obligations, and $13,510,002 in investment companies. At October 31, 1998, the Company held $20,601 in cash and $201,945,731 in investments. At October 31, 1998, investments included $46,144,355 in portfolio companies, $4,061,440 in private investment funds, $4,088,960 in investment companies, $56,000,000 in commercial paper, $17,203,182 in corporate bonds, and $74,447,794 in U.S. Government and agency obligations. These changes were primarily the result of the investment activity discussed above.

On December 23, 1998, the Company distributed $7,669,460 in net investment income to shareholders of record as of December 18, 1998.

Other
-----

Year 2000:

       Like other investment companies, financial and business organizations and individuals around the world, the Company could be affected adversely if the computer systems used by the Investment Adviser and the Company's other service providers do not properly process and calculate date-related information and data from and after January 1, 2000. This is commonly known as the "Year 2000 Problem." Based on the Company's current assessment, the costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. The Investment Adviser and the Company's other service providers have informed the Company that they are taking steps to address the Year 2000 Problem with respect to the computer systems that they use. At this time, however, there can be no assurance that these steps will be sufficient to avoid any adverse impact on the Company as a result of the Year 2000 Problem.



Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

                 Equity Price Risk:

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

805572.3

Item 3.          Defaults upon Senior Securities.

                 None.



Item 4.          Submission of Matters to a Vote of Securityholders.

                 None.



Item 5.          Other Information.

                 Not applicable.



Item 6.          Exhibits and Reports on Form 8-K.

                 (a)       Exhibits.

                           Exhibit No.
                           -----------

                           (27) Financial Date Schedule (for EDGAR filing purposes only).



                 (a) The following reports on Form 8-K were filed during the quarter ended January 31, 1999:

                           None.



805572.3

                              CONFORMED SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                   EXCELSIOR PRIVATE EQUITY FUND II, INC.


Date:    March 5, 1999                 /s/ David I. Fann
                                        ----------------------------------------
                                    By: David I. Fann
                                        President and Principal Executive
                                        Officer


Date:    March 5, 1999                  /s/ Brian F. Schmidt
                                         ---------------------------------------
                                    By:  Brian F. Schmidt
                                         Treasurer and Principal Financial and
                                         Accounting Officer




805572.3