Form 10-Q
period 1999-04-30
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 1999-06-11
CIK 1036052

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ------------------------------------------
                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 30, 1999

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


                  Yes   |_|                  No   |X|

           As of April 30, 1999, there were 195,730 shares of the Registrant's Common Stock, $.01 par value, outstanding.

834729.3

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


          INDEX                                                         PAGE NO.
          -----                                                         --------

 PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited).

          Portfolio of Investments as of April 30, 1999 (Unaudited) and October 31, 1998

          Statement of Assets and Liabilities as of April 30, 1999 (Unaudited) and October 31, 1998.

          Statement of Operations for the three month period ended April 30, 1999 (Unaudited) and the three-month period ended October 31, 1998 (Unaudited).

          Statement of Changes in Net Assets for the three
          month  period  ended  April  30,  1999   (Unaudited)  and  the
          three-month period ended October 31, 1998 (Unaudited).

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


                                       ii


834729.3

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited).


Excelsior Private Equity Fund II, Inc.        Fiscal Year End:  October 31, 1999
Portfolio of Investments                          Quarter Ended:  April 30, 1999
--------------------------------------------------------------------------------



                                                                        April 30, 1999                     October 31, 1998
                                                              ----------------------------------        -------------------------

PORTFOLIO STRUCTURE
-------------------

PORTFOLIO COMPANIES                                         $   64,049,889           30.05%             $  46,144,355      22.81%

PRIVATE FUNDS                                                   11,944,342            5.60%                 4,061,440       2.01%

SHORT-TERM INVESTMENTS:

   Commercial Paper                                             88,366,105           41.44%                56,000,000      27.69%

   Corporate Bonds                                              10,629,461            4.99%                17,203,182       8.50%

   U.S. Government & Agency Obligations                         26,700,000           12.52%                74,447,794      36.81%

   Investment Companies                                         11,347,297            5.32%                 4,088,960       2.02%
                                                              ------------    -------------          ----------------      ------

TOTAL INVESTMENTS                                              213,037,094           99.92%               201,945,731      99.84%
OTHER ASSETS & LIABILITIES (NET)                                   180,656            0.08%                   315,532       0.16%
                                                              ------------    -------------          ----------------    --------

NET ASSETS                                                  $  213,217,750          100.00%           $   202,261,263     100.00%
                                                              ============    =============          ================    ========



834729.3

Excelsior Private Equity Fund II, Inc.        Fiscal Year End:  October 31, 1999
Statement of Assets and Liabilities               Quarter Ended:  April 30, 1999
--------------------------------------------------------------------------------




ASSETS                                                                 April 30, 1999                 October 31, 1998
---------------------------------------------                     ------------------------       -------------------------

Investment Securities, at Cost                                    $            196,881,015       $             201,750,317
                                                                   =======================        ========================

Investment Securities, at Value                                                213,037,094                     201,945,731


Cash                                                                               263,698                          20,601
Receivables:
  Interest                                                                         676,008
  For Investments Sold                                                             200,189                         860,744
Prepaid Assets                                                                         182                          11,391
                                                                   -----------------------        -----------------------
           TOTAL ASSETS                                                        214,177,171                     202,838,467
                                                                   -----------------------        ------------------------

LIABILITIES
-------------------------------------------------------

Payable for Investments Purchased                                                  243,750                        (445,607)
Managing Investment Advisory Fees Payable                                          619,963
Administration & Shareholder Servicing Fees Payable                                 15,682                          16,591
Directors Fees Payable                                                              21,572                          30,000
Accrued Expenses and Other Payables                                                 58,454                          85,006
                                                                   -----------------------        ------------------------

TOTAL LIABILITIES                                                                  959,421                         577,204
                                                                   -----------------------        ------------------------

NET ASSETS                                                        $            213,217,750       $             202,261,263
                                                                   =======================        ========================



NET ASSETS CONSIST OF
-------------------------------------------------------

Accumulated Undistributed Net Investment Income                   $              1,407,098       $               6,748,595
Accumulated Net Realized Gain/(Loss) on Investments                                420,909                             (592)
Net Unrealized Appreciation of Investments                                      16,156,079                         195,414
Allowance for Management Incentive                                                (84,182)                              --
Par Value                                                                            1,957                           1,957
Paid In Capital in Excess of Par Value                                         195,315,889                     195,315,889
                                                                   -----------------------        ------------------------

TOTAL NET ASSETS                                                  $            213,217,750       $             202,261,263
                                                                   =======================        ========================

Shares of Common Stock Outstanding                                                 195,730                         155,513
                                                                   -----------------------        ------------------------

NET ASSET VALUE PER SHARE                                                        $1,089.35                        $1,003.45
                                                                   =======================        ========================


834729.3

Excelsior Private Equity Fund II, Inc.        Fiscal Year End:  October 31, 1999
Statement of Operations                           Quarter Ended:  April 30, 1999
--------------------------------------------------------------------------------

                                                                                                             Prior Fiscal Year
                                                      Quarter Ended   Fiscal Year To Date    Quarter Ended      to Date
INVESTMENT INCOME                                    April 30, 1999     April 30, 1999      April 30, 1998   April 30, 1998


Interest Income                                    $    1,752,362    $     3,547,135       $    2,463,374    $    5,157,809
                                                    -------------    ---------------       --------------    --------------
     TOTAL INCOME                                       1,752,362          3,547,135            2,463,374         5,157,809
                                                    -------------    ---------------       --------------    --------------

EXPENSES

Management Investment Advisory Fees                       533,598          1,009,908              324,936           601,333
Administrative Fees & Shareholder Servicing Fees           15,438             31,396               15,293            30,522
Custodial Fees                                             10,400             20,289                9,423            19,333
Legal Fees                                                 22,334             73,824               18,214            34,345
Audit and Other Professional Service Fees                   6,340             12,893                6,340            12,893
Directors' Fees and Expenses                               10,607             21,572                7,314            14,876
Shareholder Reports                                         1,585              3,224                1,219             2,480
Organization Expenses                                          --                 --               14,056            14,811
Insurance Expense                                          14,458             29,235               14,295            29,565
Interest Expense                                               --             16,336
Miscellaneous Expenses                                        245                496                  147               298
                                                    -------------    ---------------    -----------------    --------------

     TOTAL EXPENSES                                       615,005          1,219,173              411,237           760,456

Fees Waived and Reimbursed by Advisor                          --                 --                   --                --
                                                    -------------    ---------------    -----------------    --------------

     NET EXPENSES                                         615,005          1,219,173              411,237           760,456
                                                    -------------    ---------------    -----------------    --------------

NET INVESTMENT INCOME                                   1,137,357          2,327,962            2,052,137         4,397,353
                                                    -------------    ---------------    -----------------    --------------

REALIZED AND UNREALIZED GAIN/( LOSS)
  ON INVESTMENTS

Net Realized Gain on Security Transactions                428,470            421,501                   --                --

Change in Unrealized Appreciation / (Depreciation)
  on Investments                                       16,052,238         15,960,666               70,895           111,946)
                                                    -------------    ---------------    -----------------    --------------

NET REALIZED AND UNREALIZED GAIN/(LOSS)
  ON INVESTMENTS                                       16,480,708         16,382,167               70,895          (111,946)
                                                    -------------    ---------------    -----------------    --------------

Change in Management Incentive Fee                        (84,182)           (84,182)                  --                --
                                                    -------------    ---------------    -----------------    --------------

NET INCREASE IN NET ASSETS RESULTING                $  17,533,883    $    18,625,947    $       2,123,032    $    4,285,407
  FROM OPERATIONS                                   =============    ===============    =================    ==============



834729.3

Excelsior Private Equity Fund II, Inc.        Fiscal Year End:  October 31, 1999
Statement of Changes in Net Assets                Quarter Ended:  April 30, 1999
--------------------------------------------------------------------------------


                                                                                                                   Prior Fiscal Year
                                                           Quarter Ended     Fiscal Year To Date    Quarter Ended        to Date
                                                           April 30, 1999     April 30, 1999        April 30, 1998   April 30, 1998

OPERATIONS:

Net Investment Income                                      $     1,137,357   $    2,327,962        $   2,052,137   $      4,397,353
Net Realized Gain on Investments                                   428,470          421,501                   --                 --
Change in Unrealized Appreciation / (Depreciation)
   on Investments                                               16,052,238       15,960,666                70,895         (111,946)
Change in Allowance for Management Incentive Fee                   (84,182)         (84,182)
                                                           ----------------   --------------         ------------      ------------

Net Increase in Net Assets
   Resulting From Operations                                    17,533,883        18,625,947             2,123,032        4,285,407

DISTRIBUTIONS TO SHAREHOLDERS:

From Net Investment Income                                              --       (7,669,460)                   --        (1,763,590)
From Net Realized Gain on Investments                                   --                --                   --                --

CAPITAL SHARE TRANSACTIONS*
Subscriptions                                                           --                --                   --        40,217,000
Offering costs                                                          --                --                   --         (412,154)
                                                           ----------------   --------------         ------------     ------------


NET INCREASE IN NET ASSETS                                      17,533,883        10,956,487            2,123,032        42,326,663

NET ASSETS:
   Beginning of Period                                         195,683,867       202,261,263          196,253,172       156,049,541
                                                           ----------------   --------------         ------------      ------------

   End of Period                                           $     213,217,750  $  213,217,750        $ 198,376,204    $  198,376,204
                                                           ================   ==============        ==============     =============


--------
*  Secondary Offering

834729.3

Excelsior Private Equity Fund II, Inc.       Fiscal Year Ended: October 31, 1999
Notes to Financial Statements:                      Quarter Ended: April 30 1999
--------------------------------------------------------------------------------


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


2.         Purchases and Sales of Securities:

                     Purchase and sales of securities for the three month period ended April 30, 1999, excluding short-term investments, for the Company aggregated $13,200,789 and $311,131, respectively. At April 30, 1999, the Company had outstanding investment commitments of $36,471,744.

834729.3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.

Results of Operations

THREE-MONTH PERIOD ENDED APRIL 30, 1999 AS COMPARED TO THE SIMILAR PERIOD IN
1998

The Company's net asset value per common share was $1,089.35 at April 30, 1999, up $89.59 per share from the net asset value per common share of $999.76 at January 31, 1999. The increase resulted primarily from the merger of WNP Communications, Inc. with NEXTLINK Communications Inc. in addition to a third party financing markup in Advantage Schools. The Company's net asset value per common share was $1,013.52 at April 30, 1998, up $10.85 per share from the net asset value per common share of $1,002.67 at January 31, 1998.

Realized and Unrealized Gains and Losses from Portfolio Investments

For the three months ended April 30, 1999 and 1998, the Company had a net realized gain/loss on security transactions of $428,470 and $0, respectively. For the three months ended April 30, 1999 and 1998, the Company had a net change in unrealized appreciation/(depreciation) on investments of $16,052,238 and $70,895, respectively.

Investment Income and Expenses

For the three months ended April 30, 1999, the Company had interest income of $1,752,362 and net operating expenses of $615,005, resulting in net investment income of $1,137,357. For the three months ended April 30, 1998, the Company had interest income of $2,463,374 and net operating expenses of $411,237, resulting in net investment income of $2,052,137. The primary reason for the decline in interest income was the decline of assets invested in short-term instruments and an increase in assets invested in private companies and private funds.

United States Trust Company of New York (the "Managing Investment Adviser") provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the quarters ended April 30, 1999 and 1998, the Managing Investment Adviser earned $533,598 and $324,936 in management fees respectively.

Net Assets

At April 30, 1999, the Company's net assets were $213,217,750, an increase of $17,533,883 from net assets of $195,683,867 at January 31, 1999. At April 30,
1998, the Company's net assets were $198,376,204, an increase of $2,123,032 from net assets of $196,253,172 at January 31, 1998.

Liquidity and Capital Resources

The Company focuses its investments in the private equity securities of later-stage venture capital companies and middle-market companies which the Company believes offer significant long-term capital appreciation. The Company may offer managerial assistance to certain of these companies. The Company

834729.3
invests its available cash in short-term investments of marketable securities to provide the liquidity necessary to make portfolio investments as investment opportunities arise.

During the quarter ended April 30, 1999, the Company made investments in Broadview Capital Partners L.P., Captura Software, Inc. and LifeMinders.com Inc.

At April 30, 1999, the Company held $263,698 in cash and $213,037,094 in investments. At April 30, 1999, investments included $64,049,889 in portfolio companies, $11,944,342 in private funds, $88,366,105 in commercial paper, $10,629,461 in corporate bonds, $26,700,000 in U.S. Government and agency obligations, and $11,347,297 in investment companies. At January 31, 1999, the Company held $3,031,183 in cash and $192,720,030 in investments. At January 31, 1999, investments included $46,279,473 in portfolio companies, $6,178,896 in private funds, $113,082,185 in commercial paper, $3,669,474 in corporate bonds, $0 in U.S. Government and agency obligations and $13,510,002 in investment companies. These changes were primarily the result of the investment activity discussed above.

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risk.

Equity Price Risk:

The majority of the Company's investment portfolio consists of equity securities in private companies and private investment funds which are not publicly traded. These investments are recorded at fair value as determined by the Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk. Nevertheless, the Company is exposed to equity price risk through its investment in the equity securities of one public company. At April 30, 1999, these publicly traded equity securities were valued at $10,493,231. Thus, there is exposure to equity price risk, which is estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, and would result in a decrease of approximately $1,049,323 in the value of these securities. Actual results may differ.



834729.3

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

          Exhibit No.

          (27)  Financial  Data Schedule  (for EDGAR filing  purposes only).

          (a) The following reports on Form 8-K were filed during the quarter ended April 30, 1999:

          None.


834729.3

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   EXCELSIOR PRIVATE EQUITY FUND II, INC.


Date:        June 11, 1999         ---------------------------------------------
                                   By: David I. Fann
                                       President and Principal Executive Officer

Date:        June 11, 1999         ---------------------------------------------
                                   By: Brian F. Schmidt
                                       Chief Financial Officer



834729.3

                              CONFORMED SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          EXCELSIOR PRIVATE EQUITY FUND II, INC.

Date:        June 11, 1999                           /s/ David I. Fann
                                                    ----------------------------
                                            By:     David I. Fann
                                                    President and Principal
                                                    Executive Officer

Date:        June 11, 1999                           /s/ Brian F. Schmidt
                                                    ----------------------------
                                            By:     Brian F. Schmidt
                                                    Chief Financial Officer


834729.3