Form 10-Q
period 1999-07-31
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 1999-09-14
CIK 1036052

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   ------------------------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 31, 1999

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


                            Yes /X/           No / /

     As of July 31, 1999, there were 195,730 shares of the Registrant's Common Stock, $.01 par value, outstanding.


869333.1

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

          INDEX                                                                                    PAGE NO.
          -----                                                                                    --------

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited).

          Portfolio of Investments as of July 31, 1999 (Unaudited) and
          October 31, 1998

          Statement of Assets and Liabilities as of July 31, 1999 (Unaudited) and October 31, 1998

          Statement of Operations for the three-month period ended July 31, 1999
          (Unaudited), the fiscal year to date at July 31, 1999 (Unaudited), the three-month period ended July 31, 1998 (Unaudited) and the prior fiscal year to date at July 31, 1998 (Unaudited)

          Statement  of Changes in Net Assets for the  three-month  period ended
          July 31,  1998  (Unaudited),  the fiscal year to date at July 31, 1998
          (Unaudited), the three-month period ended July 31, 1998 (Unaudited) and the prior fiscal year to date at July 31, 1998 (Unaudited)

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

 Item 3.  Defaults upon Senior Securities

 Item 4.  Submission of Matters to a Vote of Securityholders

 Item 5.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES



869333.1

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements.

Excelsior Private Equity Fund II, Inc.                                                 Fiscal Year End:  October 31, 1999
Portfolio of Investments                                                                    Quarter Ended:  July 31, 1999
-------------------------------------------------------------------------------------------------------------------------

                                                        July 31, 1999                            October 31, 1998
                                                         (Unaudited)
                                            ------------------------------------      -----------------------------------
PORTFOLIO STRUCTURE

    PORTFOLIO COMPANIES                     $        91,194,848           38.46%      $       46,144,355          22.81%

PRIVATE FUNDS                                        18,804,623            7.93%               4,061,440           2.01%

SHORT-TERM INVESTMENTS:

    Commercial Paper                                 56,000,000           23.62%              56,000,000          27.69%

    Corporate Bonds                                  11,234,748            4.73%              17,203,182           8.50%

    U.S. Government & Agency                         54,769,442           23.09%              74,447,794          36.81%
    Obligations

    Investment Companies                              6,683,980            2.82%               4,088,960           2.02%
                                              -----------------    -------------        ----------------    ------------

    TOTAL INVESTMENTS                               238,687,641          100.65%             201,945,731          99.84%
    OTHER ASSETS & LIABILITIES (NET)                (1,531,217)           -0.65%                 315,532           0.16%
                                              -----------------    -------------        ----------------    ------------

NET ASSETS                                  $       237,156,424          100.00%      $      202,261,263         100.00%
                                              =================    =============        ================    ============




869333.1


Excelsior Private Equity Fund II, Inc.                                            Fiscal Year End:  October 31, 1999
Statement of Assets and Liabilities                                                    Quarter Ended:  July 31, 1999
--------------------------------------------------------------------------------------------------------------------


ASSETS                                                              July 31, 1999                   October 31, 1998
                                                                     (Unaudited)
----------------------------------------------------------

Investment Securities, at Cost                                 $           206,589,006          $        201,750,317
                                                                ======================           ===================

Investment Securities, at Value                                            238,687,641                   201,945,731


Cash                                                                               141                        20,601
Receivables:
  Interest                                                                     402,416                       860,744
  For Investments Sold                                                         588,973                             0
Prepaid Assets                                                                  46,092                        11,391

                                                                 ---------------------           -------------------
           TOTAL ASSETS                                                    239,725,263                   202,838,467
                                                                 ---------------------           -------------------


LIABILITIES
----------------------------------------------------------

Managing Investment Advisory Fees Payable                                    2,469,131                       445,607
Administration & Shareholder Servicing Fees Payable                             15,963                        16,591
Directors Fees Payable                                                          32,536                        30,000
Accrued Expenses and Other Payables                                             51,209                        85,006
                                                                ----------------------           -------------------

TOTAL LIABILITIES                                                            2,568,839                       577,204
                                                                ----------------------           -------------------

NET ASSETS                                                     $           237,156,424          $        202,261,263
                                                                ======================           ===================



NET ASSETS CONSIST OF
----------------------------------------------------------

Accumulated Undistributed Net Investment Income                $             2,300,099          $          6,748,595
Accumulated Net Realized Gain/(Loss) on Investments                          9,233,487                          (592)
Net Unrealized Appreciation/(Depreciation) of Investments                   32,098,635                       195,414
Allowance for Management Incentive                                         (1,793,643)                             0
Par Value                                                                        1,957                         1,957
Paid In Capital in Excess of Par Value                                     195,315,889                   195,315,889
                                                                ----------------------           -------------------

          TOTAL NET ASSETS                                     $           237,156,424          $        202,261,263
                                                                ======================           ===================

Shares of Common Stock Outstanding                                             195,730                       195,730
                                                                ----------------------           -------------------

NET ASSET VALUE PER SHARE                                      $              1,211.65                     $1,003.37
                                                                ======================                     =========



869333.1


Excelsior Private Equity Fund II, Inc.                                                       Fiscal Year End:  October 31, 1999
Statement of Operations (Unaudited)                                                               Quarter Ended:  July 31, 1999
-------------------------------------------------------------------------------------------------------------------------------

                                                                      Fiscal                                     Fiscal
                                                  Quarter Ended    Year to Date           Quarter Ended       Year To Date
                                                  July 31, 1999   July 31, 1999           July 31, 1998      July 31, 1998

INVESTMENT INCOME

Interest Income                              $        1,673,265  $        5,220,400   $       2,546,000   $            7,703,809
                                              -----------------    ----------------    ----------------    ---------------------

      TOTAL INCOME                                    1,673,265           5,220,400           2,546,000                7,703,809
                                              -----------------    ----------------    ----------------    ---------------------


EXPENSES

Management Investment Advisory Fees                     673,126           1,683,034             363,487                  964,820
Administrative Fees & Shareholder Servicing              16,551              47,947              16,058                   46,580
Custodial Fees                                           25,748              46,037              10,365                   29,698
Legal Fees                                               28,088             101,912              24,078                   58,423
Audit and Other Professional Service Fees                 6,553              19,446               7,053                   19,946
Directors' Fees and Expenses                             10,964              32,536               7,562                   22,438
Shareholder Reports                                       1,638               4,862               3,160                    5,640
Organization Expenses                                         0                   0                   0                   14,811
Insurance Expense                                        17,093              46,328              14,901                   44,466
Interest Expense                                              0              16,336                   0                        0
Miscellaneous Expenses                                      503                 998                 152                      450
                                              -----------------    ----------------    ----------------    ---------------------

      TOTAL EXPENSES                                    780,264           1,999,436             446,816                1,207,272

Fees Waived and Reimbursed by Advisor                         0                   0                   0                        0
                                              -----------------    ----------------    ----------------    ---------------------

      NET EXPENSES                                      780,264           1,999,436             446,816                1,207,272
                                              -----------------    ----------------    ----------------    ---------------------

NET INVESTMENT INCOME                                   893,001           3,220,964           2,099,184                6,496,537
                                              -----------------    ----------------    ----------------    ---------------------


REALIZED AND UNREALIZED GAIN/(LOSS)
  ON INVESTMENTS

Net Realized Gain on Security Transactions            8,812,595           9,234,096                   0                        0
Change in Unrealized Appreciation/
(Depreciation) on Investments                        15,942,539          31,903,204             106,394                  (5,552)
                                              -----------------    ----------------    ----------------    ---------------------

NET REALIZED AND UNREALIZED
GAIN/(LOSS) ON INVESTMENTS                           24,755,134          41,137,300             106,394                  (5,552)

Change in Management Incentive Fee                  (1,709,461)         (1,793,643)                   0                        0
                                              -----------------    ----------------    ----------------    ---------------------


NET INCREASE IN NET ASSETS                   $       23,938,674  $       42,564,621   $       2,205,578   $            6,490,985
RESULTING FROM OPERATIONS                     =================    ================    ================    =====================




869333.1


Excelsior Private Equity Fund II, Inc.                                                          Fiscal Year End:  October 31, 1999
Statement of Changes in Net Assets (Unaudited)                                                       Quarter Ended:  July 31, 1999
----------------------------------------------------------------------------------------------------------------------------------


                                                                            Fiscal                                   Fiscal
                                                    Quarter Ended        Year to Date        Quarter Ended        Year To Date
                                                    July 31, 1999       July 31, 1999        July 31, 1998       July 31, 1998



OPERATIONS:

Net Investment Income                             $        893,001  $        3,220,964   $        2,099,184   $       6,496,537
Net Realized Gain on Investments                         8,812,595           9,234,096                    0                   0
Change in Unrealized Appreciation/(Depreciation)
on Investments                                          15,942,539          31,903,204              106,394             (5,552)
Change in Allowance for Management Incentive Fee       (1,709,461)         (1,793,643)                    0                   0

Net Increase in Net Assets
   Resulting From Operations                            23,938,674          42,564,621            2,205,578           6,490,985

DISTRIBUTIONS TO SHAREHOLDERS:

From Net Investment Income                                       0         (7,669,460)                    0         (1,763,590)
From Net Realized Gain on Investments                            0                   0                    0                   0

CAPITAL SHARE TRANSACTIONS*
Subscriptions                                                    0                   0                    0          40,217,000
Offering costs                                                   0                   0                    0           (412,154)
                                                    --------------    ----------------    -----------------    ----------------


NET INCREASE IN NET ASSETS                              23,938,674          34,895,161            2,205,578          44,532,241

NET ASSETS:
   Beginning of Period                                 213,217,750         202,261,263          198,376,204         156,049,541
                                                   ---------------    ----------------    -----------------    ----------------

   End of Period                                  $    237,156,424  $      237,156,424   $      200,581,782   $     200,581,782
                                                   ===============    ================    =================    ================

----------------------------
*   Secondary Offering

869333.1

Excelsior Private Equity Fund II, Inc.       Fiscal Year Ended: October 31, 1999
Notes to Financial Statements:                       Quarter Ended: July 31 1999
--------------------------------------------------------------------------------


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


2.   Purchases and Sales of Securities:

          Purchase and sales of securities for the three month period ended July 31, 1999, excluding short-term investments, for the Company aggregated $18,335,096 and $588,990, respectively. At July 31, 1999, the Company had outstanding investment commitments of $40,614,488.

869333.1

Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations.

Results of Operations
---------------------

THREE-MONTH PERIOD ENDED JULY 31, 1999

At July 31, 1999, the Company's net asset value per common share was $1,211.65, an increase of $122.30 from net asset value per common share of $1,089.35 at April 30, 1999 resulting primarily from the sale of Softcom Microsystems, Inc. as well as sales of NextLink Communications, Inc. shares received in conjunction with the Company's merger with WMP Communications, Inc. In addition, there were significant mark-ups in Classroom Connect, Inc. and LifeMinders.com, Inc.

Realized and Unrealized Gains and Losses from Portfolio Investments
-------------------------------------------------------------------

For the three months ended July 31, 1999, the Company had a net realized gain on security transactions of $8,812,595. The realized gains were primarily the result of the sales of NextLink Communications, Inc. For the three months ended July 31, 1999, the Company had a $15,942,539 net change in unrealized appreciation from investments. This change in unrealized appreciation resulted primarily from the mark-ups in Softcom Microsystems, Inc., Classroom Connect, Inc., LifeMinders.com, Inc. and ReleaseNow.com Corp.

Investment Income and Expenses
------------------------------

For the three months ended July 31, 1999, the Company had interest income of $1,673,265 and net operating expenses of $780,264, resulting in net investment income of $893,001. For the three months ended July 31, 1998, the Company had interest income of $2,546,000 and net operating expenses of $446,816, resulting in net investment income of $2,099,184.

The Managing Investment Adviser provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the quarters ended July 31, 1999 and 1998, the Managing Investment Adviser earned $673,126 and $363,487 in management fees, respectively. In addition, for the quarters ended July 31, 1999 and 1998, the change in allowance for the Management Incentive Fee was $1,709,461 and $0, respectively.

Net Assets
----------

At July 31, 1999, the Company's net assets were $237,156,424, an increase of $23,938,674 from net assets of $213,217,750 at April 30, 1999. At July 31, 1998, the Company's net assets were $200,581,782, an increase of $2,205,578 from net assets of $198,376,204 at April 30, 1998.

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

During the quarter ended July 31, 1999, the Company made an investment in On The Go Software, Inc. The Company also made a $5 million commitment to Brentwood Associates Private Equity III and a $5 million commitment to Mayfield X.

869333.1

At July 31, 1999, the Company held $141 in cash and $238,687,641 in investments. At July 31, 1999, investments included $91,194,848 in portfolio companies, $18,804,623 in private funds, $56,000,000 in commercial paper, $11,234,748 in corporate  bonds,  $54,769,442 in U.S.  Government and agency  obligations,  and
$6,683,980 in investment companies. At October 31, 1998, the Company held $20,601 in cash and $201,945,731 in investments. At October 31, 1998, investments included $46,144,355 in portfolio companies, $4,061,440 in private funds, $56,000,000 in commercial paper, $17,203,182 in corporate bonds, $74,447,794 in U.S. Government and agency obligations and $4,088,960 in investment companies. These changes were primarily the result of the investment activity discussed above.

Other
-----

In 1996, the Managing Investment Adviser established a Year 2000 Committee with responsibility for developing an effective plan for identifying, renovating, testing and implementing solutions for Year 2000 processing. The Managing Investment Adviser is working with Chase Global Fund Services (as administrator to the Company and as provider of certain of the Managing Investment Adviser's most significant data processing systems), as well as other vendors, to ensure compliance with required systems changes. The Managing Investment Adviser presently believes that with modifications to existing software and compliance by vendors who provide significant processing systems to the Managing Investment Adviser, the Managing Investment Adviser's systems will continue without disruption. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Managing Investment Adviser, and consequently, the Company. Specific factors that might cause such a material impact include, but are not limited to the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.



Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Equity Price Risk:
------------------

Nearly half of the Company's investment portfolio consists of equity securities in private companies and private investment funds which are not publicly traded. These investments are recorded at fair value as determined by the Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk. Nevertheless, the Company is exposed to equity price risk through its investment in the equity securities of one public company. At July 31, 1999, these publicly traded equity securities were valued at $5,017,672. Thus, there is exposure to equity price risk, which is estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, and would result in a decrease of approximately $501,767 in the value of these securities. Actual results may differ.



PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        There are no legal proceedings pending or, to the Company's best knowledge, threatened against the Company.



Item 2. Changes in Securities.

        None.



869333.1

Item 3. Defaults upon Senior Securities.

        None.



Item 4. Submission of Matters to a Vote of Security Holders.

        None.



Item 5. Other Information.

        Not applicable.



Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

            Exhibit No.

            (27) Financial Date Schedule (for EDGAR filing purposes only).



        (a) The following reports on Form 8-K were filed during the quarter ended July 31, 1999:

            None.



869333.1

                                   SIGNATURES









Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                 EXCELSIOR PRIVATE EQUITY FUND II, INC.


Date: September 14, 1999             -----------------------------------------
                                 By: David I. Fann
                                     President and Principal Executive Officer


Date: September 14, 1999             -----------------------------------------
                                 By: Brian F. Schmidt
                                     Chief Financial Officer




869333.1

                              CONFORMED SIGNATURES









Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                 EXCELSIOR PRIVATE EQUITY FUND II, INC.


                                     /s/ David I. Fann
Date: September 14, 1999             -----------------------------------------
                                 By: David I. Fann
                                     President and Principal Executive Officer


                                     /s/ Brian F. Schmidt
Date: September 14, 1999             -----------------------------------------
                                 By: Brian F. Schmidt
                                     Chief Financial Officer


869333.1