Form 10-K
period 1999-10-31
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2000-01-31
CIK 1036052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   ------------------------------------------


                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 1999
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the Transition Period from ______ to ______
                        Commission File Number 333-23811


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

   Title of Each Class                      Name of Exchange on Which Registered
          None                                              None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this FORM 10-K. [ ]

The number of shares outstanding of the registrant's common stock as of October 31, 1999 was 195,730 shares. No active market for the shares of the registrant exists; therefore, the market value of such shares cannot be determined.

906457.2

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus of the Registrant dated June 2, 1997 (the "Prospectus") are incorporated by reference in Part I, Part II and Part III hereof.

                     EXCELSIOR PRIVATE EQUITY FUND II, INC.
                                     INDEX

Item No.                                                                                                               Form 10-K
                                                                                                                        Report
                                                                                                                         Page


                                                                PART I
1.        Business..........................................................................................................  3
2.        Properties........................................................................................................  9
3.        Legal Proceedings.................................................................................................  9
4.        Submission of Matters to a Vote of Security Holders...............................................................  9
                                                                PART II
5.        Market for Registrant's Common Equity and Related Stockholder Matters.............................................  10
6.        Selected Financial Data...........................................................................................  10
7.        Management's Discussion and Analysis of Financial Condition and Results of
          Operations........................................................................................................  10
7A.       Quantitative and Qualitative Disclosures About Market Risk........................................................  11
8.        Financial Statements and Supplementary Data.......................................................................  12
9.        Changes in and Disagreements with Accountants and Financial Disclosure............................................  12
                                                               PART III
10.       Directors and Executive Officers of the Registrant................................................................  24
11.       Executive Compensation ...........................................................................................  24
12.       Security Ownership of Certain Beneficial Owners and Management....................................................  25
13.       Certain Relationships and Related Transactions....................................................................  25
                                                                PART IV
14.       Exhibits, Financial Statements, Schedules, and Reports on Form 8-K................................................  26

                                   SIGNATURES

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

           WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "RISK FACTORS" AS SET FORTH IN THE COMPANY'S REGISTRATION STATEMENT ON FORM N-2 (FILE NO. 333-23811) AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD- LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

906457.2
                                       -2-

                                     PART I

Item 1.              Business.

Formation:

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

Portfolio Investments:

           The Company commenced investment operations on October 8, 1997 and during the year ended October 31, 1999 ("Fiscal 1999"), the Company's investment portfolio consisted of securities with an aggregate cost of $222,252,794 and a fair value of $254,708,299. The Company has invested $83.5 million in twelve later stage venture capital and private middle market companies and committed to invest another $58 million in private equity funds, of which $21.2 million has been drawn. The

906457.2
                                       -3-

Company has invested its cash balances in temporary investments in accordance with the provisions in the Prospectus.

           The following is a description of the Company's investments as of October 31, 1999 and which are more fully set forth in Item 8.

Direct Investments Held

o Advantage Schools, Inc., Boston, MA, is a for-profit provider of public school education management services. Advantage manages charter schools in urban school districts in cooperation with local partners. Its schools are publicly funded, receiving per-student capitation rates in line with those currently received by other schools in the district. Founded in 1996, Advantage has two schools in their third year of operation, and eight schools that opened in September 1999. The company reports that an additional eight schools are planned for the 2000 school year. Other investors include Chase Capital Partners, Bessemer Venture Partners, Fidelity Ventures and Kleiner, Perkins, Caufield & Byers.

o Captura Software, Inc., Bothell, WA, is a leading enterprise application services provider developing and marketing expense management software and service solutions for Global 2000 organizations. The company's solution is focused on significantly increasing the efficiency and reducing the cost of processing employee expense reports by providing a web-based software application that automates much of the process. Captura's current customers include General Motors, Ford, Compaq and Aetna. Other investors include Oak Investment Partners and The Sprout Group ("Sprout").

o Classroom Holdings, Inc. (doing business as "Classroom Connect"), Los Angeles, CA, is a leading provider of educational Internet products. Specifically, the company offers a variety of products and services to teachers and school districts wishing to incorporate the Internet into the classroom. Along with a selection of over 108 proprietary product and service offerings, Classroom Connect sells instruction guides, teaching plans, seminars, and unique Internet content via electronic commerce and direct mail. The company has seen the traffic on its website grow to over
      4.6 million hits per month. Brentwood Associates, Media Technology Ventures, Intel Corp., Media One and Waller Sutton are co-investors in Classroom Connect.

o Constellar Corporation, Redwood Shares, CA, is a leading provider of enterprise application integration software and services. Currently serving large organizations in North America, Europe and Australia, Constellar provides products and services that work to untangle increasingly complex information technology environments -- managing data, making it accessible, and moving it across myriad applications. Constellar's customer list includes Sprint, British Telecom, Deutsche Bank, NatWest, Princeton University, London Stock Exchange, and General Electric. Co-investors include Brentwood Associates and Technology Crossover Ventures.

o Conway-Stuart Medical, Inc., Sunnyvale, CA, develops and markets medical devices for the treatment of gastrointestinal tract diseases. The company's primary technology employs the delivery of radio frequency through a catheter. Conway-Stuart is currently targeting two treatment markets: gastroesophageal reflux disease ("GERD") and fecal incontinence. The company's GERD products are currently undergoing the FDA 510(k) approval process before product marketing may begin. The completion of the 510(k) process is expected by the end of 1999. Co- investors include US Venture Partners and Onset Ventures.


906457.2
                                       -4-

o LifeMinders.com, Herndon, VA, is a leading online direct marketing company that provides personalized information, or content, and advertisements via email to a community of members. Email messages contain helpful reminders and tips that enable its members to better organize and manage their lives. As of September 30, 1999, the company has approximately 4 million members and 62 advertising partners. LifeMinders.com has experienced significant membership growth since our investment in January 1999, when the company had roughly 50,000 members. Subsequent to the Company's year-end, LifeMinders.com held their initial public offering in November (NASDAQ: LFMN). Co-investors include ABS Ventures, FBR Technology Venture Partners, and Novak Biddle Ventures.

o MarketFirst Software, Inc., Mountain View, CA, is a leading developer and marketer of hosted e-marketing software and services targeting middle-market corporations. The company's solution is focused on enabling and managing interactive marketing campaigns by utilizing the Internet. The company's customers have realized increased customer revenue, improved customer relationships and reduced cost by automating key marketing functions with the MarketFirst solution. In less than a year of selling their solution, MarketFirst has been able to acquire over 30 new customers. Co-investors include Sprout, Enterprise Partners and SAP Ventures.

o On the Go Software, Inc., Sunnyvale, CA, is an Internet application software company. The company is a leading developer and marketer of travel and entertainment expense management software and services to small and middle-market firms. The Company's solution is focused on increasing the efficiency and lowering the cost to processing employee travel and entertainment expenses. Co-investors include Alpine Technology Ventures and Edgewater Funds.

o PowerSmart, Inc., Shelton, CT, is a leading provider of "smart" battery management products. The company's product offerings are designed to maximize battery run-times and safety in applications such as laptop computers, cellular telephones, and camcorders as well as a variety of hand-held industrial devices. PowerSmart recently introduced two new lines of Application Specific Integrated Circuits (ASICS) and electronic modules that offer superior performance and flexibility at competitive prices. PowerSmart was formed as a spin-off of technology and related assets from Duracell and is led by a team of technical and management professionals who had been employed by Duracell prior to their self-initiated spin-off. MidMark Capital is a co-investor in PowerSmart.

o ReleaseNow.com, Menlo Park, CA, is the "e-commerce department" for vendors and resellers of software and other digital goods. As an outsourced service provider, the company will build and manage e-commerce solutions that enable customers to market, sell and deliver software online. Release provides software publishers, software resellers, and content-driven web sites with technology and services to establish an Internet-based sales and distribution channel. Release is a leading provider of Electronic Software Distribution services and has successfully established relationships with a number of high-volume software publishers including Electronic Arts and Verity, and software retailers Chumbo.com and Compaq. Other investors include The Sevin Rosen Funds and Draper Fisher Jurvetson.

o SurVivaLink Corp., Minnetonka, MN, designs, develops and markets a line of FDA-cleared automated external defibrillators ("AEDs"), which are portable, emergency medical devices that deliver life-saving electrical shocks to resuscitate victims of cardiac arrest. SurVivaLink's AEDs are small light-weight and easy to use, making them highly suitable for law enforcement personnel, firefighters and paramedics. Corporations, such as Quantas Airlines, Ford Motor Company, General Electric and Harrah's Entertainment, Inc. have started to purchase AEDs in volume as they seek to protect the lives of their customers and employees. To date, SurVivaLink estimates

906457.2
                                       -5-
      that its AEDs have been responsible for saving over 250 lives. Co-investors include Fidelity Ventures, CIBC Wood Gundy Ventures, and The Spray Venture Fund.

Direct Investments Sold

o Softcom Microsystems, Inc., Fremont, CA, designs, develops and markets data acceleration products used in high-speed communications networks. Softcom's single-chip network accelerator solutions and integrated subsystems provide processing capabilities which help alleviate the "data bottleneck" at the point where baseband local area network traffic moves on to a high-speed broadband Internet backbone. The company believes its products allow network equipment vendors (i.e., Cisco, Nortel, Lucent) to achieve price/performance gains of more than ten times over current equipment solutions. Softcom was sold in August 1999 to Intel, with the Company realizing a 3.7 times return on its $4.2 million investment. The consideration for the sale to Intel was in cash with 10% of the proceeds held in escrow for one year. Other investors include Sevin Rosen and Sequoia Capital.

o WNP Communications, Inc., Reston, VA, was the most successful bidder in the Local Multipoint Distribution Services ("LMDS") auction conducted by the Federal Communications Commission in 1998. WNP purchased broadband spectrum covering 30 of the top 50 markets at very attractive prices. The company was acquired in May 1999 by NextLink, a leading wireless communication services provider, for cash and stock. The Company realized a 3.3 times return on its $5.9 million investment. WNP was supported by a strong investor base including Madison Dearborn, NEA, Columbia Capital, Providence Equity Capital, Alta Communications, and the Company.

Fund Investments

      The Fund's investment strategy includes an allocation of up to 30% of its assets for investment in private equity funds managed by third parties. In making fund investments, the Managing Investment Adviser has three objectives in mind: (1) to generate high rates of return, (2) to provide additional diversification to the Company, and (3) to generate co-investment opportunities to enhance the Company's direct investment program.

      During the year ended October 31, 1999, the Company made commitments to six private equity funds ("Private Funds") totaling $29 million. In total, the Company has committed $58 million or 30% of the Company's capital to 13 Private Funds. Thus far, the Private Funds have drawn $21.2 million of the aggregate commitment. Approximately, 67% of the capital committed to Private Funds is targeting venture capital investment strategies seeking to invest in start-up, high growth potential businesses. The remaining 33% of the Company's capital is committed to Private Funds focused on buyouts of mature companies. It should be noted that the Private Fund portfolio is very young with an average age of less than two years. Consequently, the Managing Investment Adviser does not expect to realize significant value creation from the Company portfolio for a few years. The primary focus of the individual funds today is on investing the committed capital. Each Private Fund is managed by experienced investors who are capable of serving the Company's objectives. Below is a summary of each of the Private Funds in the portfolio.

Investments in third-party funds

o Advanced Technology Ventures V, LP ("ATV") is a $175 million private equity fund committed to investing in seed to later-stage information technology and health care companies. The fund has invested $43 million in 22 companies. Among these companies is Optobionics Corp., an early stage company developing an artificial silicon retina for the treatment of patients blinded by age-related macular degeneration, retinitis pigmentosa, and other outer retinal degenerative diseases. ATV has been an active investor in e-commerce, including Noosh, an early stage company engaged in the development of a web-based marketplace for commercial printing.

o Brand Equity Ventures I, LP ("BEV") is a $95 million fund focused on seed to later-stage venture financings in consumer and retail companies in the U.S. The fund is now in the third year of its term and has invested $51 million in 13 companies. Two portfolio companies have gone public, Cyberian Outpost (Nasdaq "COOL"), an internet retailer of computer hardware and software and Alloy Online (Nasdaq "ALOY"), an internet community site for Generation Y.

o Brentwood Associates III, LP ("BA") is a $500 million fund focused on middle market buyouts. BA has drawn $0.7 million of the Company's $5 million commitment since it held its first closing in May 1999. BA has made one investment, Racquetball & Fitness Clubs, Inc., a growth build-up strategy in the fitness club industry.

o Broadview Capital I LP ("BC") is a $200 million fund focused on recapitalizations in the technology sector. BC is sponsored by Broadview International LLC, a leading technology M&A investment bank. Since BC's closing in April 1999, BC has drawn $0.1 million of the Company's $5 million commitment. BC has not made any investments to-date.

o Commonwealth Capital Ventures II, LP (CVII) is a $80 million fund targeting early to later- stage companies in the New England region. CVII has drawn $2 million of the Company's $5 million commitment and invested $33 million in 17 companies. Among the portfolio companies are SmarterKids.com (Nasdaq: SKDS), an online retailer of testing and educational products for children and Altiga, a provider of broadband virtual private network products for the enterprise market. Subsequent to the Company's year-end, SmarterKids.com held a public offering.

o Communications Ventures III, LP ("CV") is a $125 million fund that invests solely in the communications sector, targeting early stage companies. So far, CV has drawn $2.9 million of the Company's $5 million commitment since concluding fundraising in October 1998. CV consists of 12 companies with $43 million in invested capital. Among these investments are Universal Access, a multi-vendor, wholesale provider of local and long haul, leased line, high capacity bandwidth and Arbinet, a real-time virtual trading floor and clearinghouse for telecom minutes and bandwidth.

o Friedman, Fleischer & Lowe, LLC ("FF&L") is a $319 million fund focused on middle market buyouts. Since FF&L's first closing in January 1999, they have drawn $0.6 million of the Company's $5 million commitment and made one investment. FF&L acquired a majority interest in Advanced Career Technologies, a provider of information technology training services in the Northeast.

o Mayfield X, LP ("Mayfield") is a $400 million fund focused on early stage information technology and healthcare investments, primarily located in Silicon Valley, CA. The Company has committed $5 million of which $1.5 million has been drawn since Mayfield closed in June 1999. Founded in 1969, Mayfield is a well-established and highly regarded venture firm. Over the past thirty years, they have raised over $1 billion in nine venture funds and invested in 340 high-growth companies. Among their investments are SCOM, Compaq, Immunex, Silicon Graphics, Citrix Systems, and Legato.

o Mid-Atlantic Venture Fund III, LP ("Mid-Atlantic") invests in early and expansion stage technology companies in the Mid-Atlantic region. To date, the $57 million fund has invested $23 million in 18 companies. Among the portfolio companies are NexTone Communications, a

906457.2
      developer of an Internet-based system that allows communication service providers to offer voice- data integration services to small- and medium-size businesses and remote offices of larger organizations and Net2000, a competitive local exchange carrier serving major East Coast metropolitan markets.

o Morgenthaler Venture Partners V, LP ("Morgenthaler") invests in companies of all stages in the health care and technology sectors. Morgenthaler closed its $250 million fund in July 1998 and has drawn $2.8 million of the Company's $8 million commitment. The portfolio consists of 19 companies, among them are BlueGill Technologies, a provider of online bill presentment and payment solutions and Coalescent Surgical, an early stage company developing technology to automate the surgical closure process.

o Quad-C Partners V, LP ("Quad-C") is a $303 million fund focused on taking control positions in leveraged acquisitions and recapitalizations of middle-market companies. The fund has drawn $2.1 million of the Company's $5 million commitment since its closing in April 1998. Quad-C has invested $112 million in 6 portfolio investments. Included in the portfolio are Universal Fiber Systems, a carpet and textile manufacturer and Service Investors, a company in the insulation distribution market.

o Sevin Rosen VI, LP ("Sevin Rosen") is a $165 million private equity fund that invests in early- stage technology companies. The fund has drawn down $1.3 million of the Company's $2.5 million commitment. Included in the current portfolio of 31 companies is Airspan, a provider of wireless communication local loop systems. Monterey Design Networks is developing the next generation of cross connect systems. These systems support the exponential growth of bandwidth demand generated by the Internet, data networks and emerging broadband services. Monterey was sold to Cisco Systems for $500 million. Sevin Rosen's $2.3 million investment is now worth $63.0 million in Cisco stock.

o Trinity Ventures VI, LP ("Trinity") closed on $140 million in September, 1998 and will invest in early to late-stage companies in the software, communications, and electronic commerce sectors. Trinity has drawn $1.7 million of the Company's $3 million commitment. To-date $38 million has been invested in 13 companies, including 800.com, an online retailer of consumer electronics and SciQuest, a "virtual" or stockless distributor consolidating the fragmented scientific products industry through public and private web-based procurement systems.

Competition:

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

Employees:

           At October 31, 1999, the Company had no full-time employees. All personnel of the Company are employed by and compensated by the Managing Investment Adviser pursuant to the Management Agreement.

906457.2

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


906457.2

                                     PART II

Item 5.              Market for Registrant's Common Equity and Related
                     Stockholder Matters.

           The Company has 200,000 Shares authorized, of which 195,730 Shares were issued and outstanding on October 31, 1999. On November 30, 1999, the Company declared two dividends. A dividend comprised of a long-term capital gain and a return of capital totaling $137.71 per share was payable to shareholders of record on December 14. A dividend comprised of a short-term capital gain was payable to shareholders of record on December 20 in the amount of $25.56 per share.

           There is no established public trading market for the Company's
Shares.

Item 6.              Selected Financial Data.

           All selected financial data for the years ended October 31, 1999, 1998 and the period commencing on October 8, 1997 (inception) and ending on October 31, 1997 may be found in the financial statements. See Item 8.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources:

           At October 31, 1999, the Company held $136 in cash and $254,708,299 in investments as compared to $20,601 in cash and $201,945,731 in investments at October 31, 1998. At October 31, 1999, investments included $70,770,253 in commercial paper, $1,000,526 in corporate bonds, $43,900,267 in U.S. Government and agency obligations, $24,103,891 in private investment funds, $102,068,711 in private companies and $12,864,651 in investment companies.

Results of Operations:

Investment Income and Expenses

           For the year ended October 31, 1999, the Company had interest income of $6,991,973, and net operating expenses of $2,823,677, resulting in net investment income of $4,168,296 as compared to interest income of $9,813,746, and net operating expense of $1,735,761, resulting in investment income of $8,077,985 for the fiscal year ended October 31, 1998.

           United States Trust Company of New York (the "Managing Investment Adviser") provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the fiscal years ended October 31, 1999, 1998 and for the period commencing on October 8, 1997 (inception) and ending October 31, 1997, the Managing Investment Adviser earned $2,364,920, $1,409,748 and $49,167 in management fees, respectively. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amount of $0, $0 and $33,346 as a result of expenses incurred in excess of those permitted pursuant to the Company's Prospectus.

906457.2

Net Assets

           The Company's net asset value per common share was $1,252.27 at October 31, 1999 up $218.90 per share from the net asset value per common share of $1,033.37 at October 31, 1998. This increase was primarily the result of the successful exit of two investments, WNP Communications and Softcom Microsystems, as well as valuation write-ups in Advantage Schools, Classroom Connect, Lifeminders.com, PowerSmart and ReleaseNow.com.

           For the year ended October 31, 1999, the Company had a net increase in net assets resulting from operations of $50,515,111 ($258.08 per share), comprised of net investment income totaling $4,168,296 ($21.29 per share), a net change in realized and unrealized gain on investments of $57,098,372 ($291.72 per share) and a net change in allowance for the management incentive fee of $10,751,557 (($54.93) per share).

           At October 31, 1999, the Company's net assets were $245,106,914, an increase of $42,845,651 from net assets of $202,261,263 at October 31, 1998. This increase was the result of a $50,515,111 net increase in net assets resulting from operations and offset by a $7,669,460 distribution to shareholders.

Realized and Unrealized Gains and Losses from Portfolio Investments:

           For the fiscal year ended October 31, 1999, the Company had a $57,098,372 net realized and unrealized gain from investments, comprised of a $24,838,281 net realized gain on investments and a $32,260,091 net change in unrealized appreciation of investments as compared to a $92,481 net realized and unrealized gain from investments, comprised of a $592 net realized loss on investments and a $93,073 net change in unrealized appreciation of investments for the fiscal year ended October 31, 1998.

Year 2000:

           Like other investment companies, financial and business organizations and individuals around the world, the Company could be affected adversely if the computer systems used by the Investment Adviser and the Company's other service providers do not properly process and calculate date-related information and data from and after January 1, 2000. This is commonly known as the "Year 2000 Problem." Based on the Company's current assessment, the costs of addressing potential problems have not and are not expected to have a material adverse impact on the Company's financial position, results of operations, or cash flows in future periods. The Investment Adviser, the Company's other service providers and each portfolio company have informed the Company that they have taken steps to address the Year 2000 Problem with respect to the computer systems that they use. At this time, however, there can be no assurance that these steps will be sufficient to avoid any adverse impact on the Company as a result of the Year 2000 Problem. In particular, the Company could incur losses if portfolio companies incur business losses as a result of the Year 2000 Problem.

Item 7A.             Quantitative and Qualitative Disclosures About Market Risk.

Equity Price Risk:

            A majority of the Company's investment portfolio consists of equity securities in private companies and private investment funds which are not publicly traded. These investments are recorded at fair value as determined by the Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the

906457.2
fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk.




Item 8.              Financial Statements and Supplementary Data.

                     EXCELSIOR PRIVATE EQUITY FUND II, INC.

                                      INDEX

Portfolio of Investments at October 31, 1999

Statement of Assets and Liabilities as of October 31, 1999

Statement of Operations for the year ended October 31, 1999

Statement of Changes in Net Assets for the years ended October 31, 1999, 1998 and the period October 8, 1997 (commencement of operations) to October 31, 1997.

Statement of Cash Flows for the year ended October 31, 1999.

Financial Highlights -- Selected Per Share Data and Ratios for the years ended October 31, 1999, 1998 and the period October 8, 1997 (commencement of operations) to October 31, 1997.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


906457.2

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments October 31, 1999

Principal                                                                                            Coupon             Value
Amount/Shares                                                                                      Rate/Yield          (Note 1)

COMMERCIAL PAPER -- 28.87%
                 $8,000,000 American Express Co., 11/01/99.........................................   5.28%         $ 8,000,000
                  8,000,000 Associates Corp., 11/18/99.............................................   5.30            8,000,000
                  8,000,000 Bear Stearns Corp., 1/19/00............................................   6.00            7,894,666
                  7,000,000 Chevron Transport Corp., 11/08/99......................................   5.27            7,000,000
                  8,000,000 Ford Motor Credit Corp., 2/16/00.......................................   5.92            8,000,000
                  8,000,000 General Electric Capital Corp., 2/23/00................................   5.98            8,000,000
                  8,000,000 General Motors Acceptance Corp., 1/28/00...............................   5.99            8,000,000
                  8,000,000 HFC, 1/14/00...........................................................   5.98            8,000,000
                  8,000,000 Morgan Stanley Dean Witter, 2/02/00....................................   6.02            7,875,587
                                                                                                           --------------------

                            TOTAL COMMERCIAL PAPER (Cost $70,770,253)..............................                  70,770,253
                                                                                                           --------------------

CORPORATE BONDS -- 0.41%
                  1,000,000 CIT Group Holdings, Inc., 12/09/99 (Cost $1,000,526)...................   5.88            1,000,526
                                                                                                           --------------------

U.S. GOVERNMENT AGENCY OBLIGATIONS-- 17.91%
                 44,000,000 Federal Home Loan Bank, 11/17/99 (Cost $43,900,267)                       5.10**         43,900,267
                                                                                                           --------------------

PRIVATE INVESTMENT FUNDS #, @-- 9.83%
                          4 Advanced Technology Ventures V, LP.....................................                     855,421
                          9 Brand Equity Ventures I, LP............................................                   1,932,637
                          2 Brentwood Associates Buyout Fund II, LP................................                     695,576
                          2 Broadview Capital Partners, LP.........................................                      18,630
                          5 Commonwealth Capital Ventures II, LP...................................                   2,387,067
                          7 Communications Ventures III, LP........................................                   3,325,561
                          4 Friedman, Fleischer & Lowe LLC, LP.....................................                     606,269
                          6 +Mayfield, LP..........................................................                   1,535,934
                          4 MidAtlantic Venture Fund III, LP.......................................                   3,919,046
                          6 Morgenthaler Venture Partners V, LP....................................                   2,579,459
                          8 Quad-C Partners V, LP..................................................                   2,012,794
                          8 Sevin Rosen Fund VI, LP................................................                   1,962,786
                          9 Trinity Ventures VI, LP................................................                   2,272,711
                                                                                                           --------------------

                            TOTAL PRIVATE INVESTMENT FUNDS
                               (Cost $20,833,772)..................................................                  24,103,891
                                                                                                           --------------------

PRIVATE COMPANIES #, @ -- 41.64%
   Preferred and Common Stocks -- 41.46%
    Computer Software --2.86%
                  1,151,315 +Constellar Corp., Series C............................................                   6,999,995
                                                                                                           --------------------
     Educational Services -- 7.58%
                      7,548 +Advantage Schools Inc., Series C......................................                   7,929,551
                     79,531 +Advantage Schools Inc., Series D......................................                     835,513
                     38,502 + Classroom Holdings, Inc., Cumulative.................................                   3,850,200
                    361,822 + Classroom Holdings, Inc., Series A...................................                   4,121,153
                    162,297 + Classroom Holdings, Inc., Series B...................................                   1,848,562
                                                                                                           --------------------
                                                                  See Notes to Financial Statements                  18,584,979
                                                                                                           --------------------

906457.2



Principal                                                                                                 Coupon          Value
Amount/Shares                                                                                            Rate/Yield       (Note 1)
-------------                                                                                            ----------       --------
    Internet Services -- Business 8.63%
                    695,652 + Captura Software, Inc., Series D.....................................                     4,000,000
                  4,694,407 + MarketFirst Software, Inc., Series D.................................                     5,000,000
                  7,113,967 + On the Go Software, Inc. Series B....................................                     5,000,002
                  1,676,229 + ReleaseNow.com, Series D.............................................                     6,704,916
                    115,000 + ReleaseNow.com, Series E.............................................                       460,000
                                                                                                                   --------------
                                                                                                                       21,164,918
                                                                                                                   --------------
    Internet Services -- Consumer -- 11.25%
                  1,965,280 + LifeMinders.com Corp., Series C......................................                    15,892,826
                    637,606 + LifeMinders.com Corp., Series D......................................                     5,156,192
                    556,462 + LifeMinders.com Corp., Series E......................................                     4,499,997
                    250,000 + LifeMinders.com Corp., (Common)......................................                     2,021,700
                                                                                                                   --------------
                                                                                                                       27,570,715
                                                                                                                   --------------
    Medical Devices --5.39%
                  4,000,000 + Conway-Stuart Medical, Inc., Series B................................                     6,000,000
                    538,059 +SurVivaLink Corp., Series B...........................................                     7,209,991
                                                                                                                   --------------
                                                                                                                       13,209,991
                                                                                                                   --------------
    Semiconductors --5.75%
                  7,960,371 +PowerSmart Inc., Series A.............................................                  $  7,960,371
                    530,786 +PowerSmart Inc., Series B.............................................                     1,000,000
                  4,850,000 +PowerSmart Inc. Common................................................                     5,128,390
                                                                                                                   --------------
                                                                                                                       14,088,761
                                                                                                                   --------------
    Warrants -- 0.18%
         Educational Services -- 0.18%
                     42,773 + Advantage Schools, Inc., Series D....................................                       449,952
                                                                                                                   --------------
         Software Distribution Services -- 0.00%
                    173,913 + Captura Software, Inc., Series D.....................................                            --
                                                                                                                   --------------

                            TOTAL PRIVATE COMPANIES (Cost $72,883,325).............................                   102,068,711
                                                                                                                   --------------

INVESTMENT COMPANIES-- 5.25%
                  8,107,075 Dreyfus Treasury Cash Management Fund..................................                     8,107,075
                  4,757,576 Fidelity Cash Portfolio, U.S. Treasury II..............................                     4,757,576
                                                                                                                   --------------
                            TOTAL INVESTMENT COMPANIES (Cost
                            $12,864,651)...........................................................                    12,864,651
                                                                                                                   --------------
TOTAL INVESTMENTS (Cost $222,252,794*).............................................................     103.91%       254,708,299
OTHER ASSETS & LIABILITIES (NET)...................................................................      (3.91)        (9,601,385)
                                                                                                      --------     --------------
NET ASSETS.........................................................................................     100.00%      $245,106,914
                                                                                                      ========     ==============

*     Aggregate cost for Federal tax and book purposes.
**    Discount Rate.
  +   At October 31, 1999, the Company owned 5% or more of the company's outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. At October 31, 1999, these securities were valued at the cost at which they were acquired during the year. Total market value of affiliated securities owned at October 31, 1999 was
      $102,068,711.
  #   Restricted as to public resale. Acquired between November 1, 1997 and
      October 31, 1999. Total cost of restricted securities at October 31, 1999 aggregated $93,717,097. Total market value of restricted securities owned at October 31, 1999 was $126,172,602 or 51.48% of net assets.
 @    Non-Income Producing Security.

                                                       See Notes to Financial Statements


906457.2

Excelsior Private Equity Fund II, Inc.
Statement of Assets and Liabilities
October 31, 1999


ASSETS:
    Investments, at value (Cost $222,252,794) (Note 1)................................................         $         254,708,299
    Receivable for investments sold (Note 3)..........................................................                     1,705,909
    Interest receivable...............................................................................                       241,822
                                                                                                                             -------
    Prepaid insurance.................................................................................                        28,269
    Cash..............................................................................................                           136
                                                                                                               ---------------------

          Total Assets................................................................................                   256,684,435
                                                                                                               ---------------------

LIABILITIES:
     Deferred incentive fee payable (Note 2)..........................................................                     5,837,077
    Management fees payable  (Note 2).................................................................                     5,599,309
    Directors' fees payable  (Note 2).................................................................                        43,500
    Administration fees payable (Note 2)..............................................................                        14,499
    Accrued expenses and other payables...............................................................                        83,136
                                                                                                               ---------------------

          Total Liabilities...........................................................................                    11,577,521
                                                                                                               ---------------------

NET ASSETS............................................................................................         $         245,106,914
                                                                                                               =====================

NET ASSETS consist of:
    Undistributed net investment income...............................................................         $           5,259,727
    Accumulated net realized gain on investments......................................................                    22,825,393
    Net unrealized appreciation of investments........................................................                    32,455,505
     Allowance for management incentive fee...........................................................                  (10,751,557)
    Par value.........................................................................................                         1,957
    Paid-in capital in excess of par value............................................................                   195,315,889
                                                                                                               ---------------------

Total Net Assets......................................................................................         $         245,106,914
                                                                                                               =====================

Shares of Common Stock Outstanding ($0.01 par value, 200,000 authorized)..............................                       195,730
NET ASSET VALUE PER SHARE.............................................................................         $            1,252.27
                                                                                                               =====================


                                                       See Notes to Financial Statements



906457.2

Excelsior Private Equity Fund II, Inc.
Statement of Operations
For the Year Ended October 31, 1999



INVESTMENT INCOME:
    Interest income.....................................................................................    $        6,991,973
                                                                                                            ------------------

 EXPENSES:
    Managing investment advisory fees (Note 2)..........................................................             2,364,920
    Legal fees..........................................................................................               175,000
    Administration fees (Note 2)........................................................................                58,000
    Directors' fees and expenses (Note 2)...............................................................                43,500
    Audit fees..........................................................................................                26,000
    Printing fees.......................................................................................                 6,500
    Miscellaneous expenses..............................................................................               149,757
                                                                                                            ------------------

          Total Expenses................................................................................             2,823,677
                                                                                                            ------------------

 NET INVESTMENT INCOME                                                                                               4,168,296
                                                                                                            ------------------

NET REALIZED AND UNREALIZED GAIN (LOSS):  (Note 1)
    Net realized gain on investments....................................................................            24,838,281
    Net change in unrealized appreciation of investments................................................            32,260,091
                                                                                                            ------------------

 NET REALIZED AND UNREALIZED GAIN.......................................................................            57,098,372
                                                                                                            ------------------

Net change in allowance for management incentive fee....................................................           (10,751,557)
                                                                                                            ------------------

 NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS...................................................    $       50,515,111
                                                                                                            ==================






                                                       See Notes to Financial Statements


906457.2

Excelsior Private Equity Fund II, Inc.
Statement of Changes in Net Assets




                                                                                                Year Ended
                                                                                                October 31,
                                                                           -----------------------------------------------------
                                                                                     1999                         1998
                                                                           ------------------------     ------------------------

OPERATIONS:
Net investment income......................................................$              4,168,296     $              8,077,985
Net realized gain (loss) on investments....................................$             24,838,281     $                   (592)
Net change in unrealized appreciation of investments.......................$             32,260,091     $                 93,073
Net change in allowance for management incentive fee.......................       $     (10,751,557)                        ----
                                                                           ------------------------     ------------------------

Net increase in net assets resulting from operations.......................$             50,515,111     $              8,170,466

DISTRIBUTIONS TO SHAREHOLDERS FROM:
Net investment income......................................................       $      (7,669,460)         $        (1,763,590)

CAPITAL SHARE TRANSACTIONS:
Subscriptions (0 and 40,218 shares, respectively)..........................    $                 --     $             39,804,846
                                                                           ------------------------     ------------------------

Net increase in net assets.................................................$             42,845,651     $             46,211,722

NET ASSETS:
Beginning of period........................................................$            202,261,263     $            156,049,541
                                                                           ------------------------     ------------------------

End of period (including undistributed net investment income of
$5,259,727 and $6,748,595, respectively) ..................................$            245,106,914     $            202,261,263
                                                                           ========================     ========================







                                                        See Notes to Financial Statements


906457.2

Excelsior Private Equity Fund II, Inc.
Statement of Cash Flows
For the Year Ended October 31, 1999



CASH FLOWS FROM INVESTING AND OPERATING ACTIVITIES:
    Proceeds from Sales of Investments.................................................................          $  33,609,816
    Purchases of Investments...........................................................................           (54,190,497)
    Net Decrease in Short-Term Investments.............................................................             23,210,576
    Investment Income..................................................................................              7,610,895
    Operating Expenses Paid............................................................................            (2,591,795)
                                                                                                                 -------------
    Net Cash Provided for Investing and Operating Activities...........................................              7,648,995
                                                                                                                 -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions Paid.................................................................................            (7,669,460)
                                                                                                                 -------------
    Net Cash Used by Financing Activities..............................................................            (7,669,460)
                                                                                                                 -------------
    Net Decrease in Cash...............................................................................               (20,465)
Cash at Beginning of Year..............................................................................                 20,601
                                                                                                                 -------------
Cash at End of Year....................................................................................          $         136
                                                                                                                 =============

Reconciliation of Net Investment Income to Net Cash Used for Investing
and Operating Activities:..............................................................................
    Net Investment Income .............................................................................          $   4,168,295
    Proceeds from Sales of Investments                                                                              33,609,816
    Purchases of Investments...........................................................................           (54,190,497)
    Net Decrease in Short-Term Investments.............................................................             23,210,576
    Net Decrease in Receivables Related to Operations..................................................                602,045
    Net Decrease in Payables Related to Operations.....................................................            (1,602,328)
    Accretion/Amortization of Discounts and Premiums...................................................              1,851,088
                                                                                                                 -------------
    Net Cash Provided for Investing and Operating Activities...........................................          $   7,648,995
                                                                                                                 =============




                                                       See Notes to Financial Statements


906457.2

Excelsior Private Equity Fund II, Inc.
Financial Highlights - Selected Per Share Data and Ratios

For a fund share outstanding throughout the period



                                                                                                                    October 8,
                                                                         Year Ended            Year Ended            1997* to
                                                                         October 31,           October 31,          October 31,
                                                                            1999                  1998                 1997
                                                                     ----------------------------------------    -----------------

NET ASSET VALUE, BEGINNING OF PERIOD.................................$   1,033.37           $  1,003.46          $  1,000.00
                                                                     -------------------    -----------------    -----------------

INCOME FROM INVESTMENT OPERATIONS
Net Investment Income................................................$      21.29           $    41.84 $               2.79
Net Realized and Unrealized Gain (Loss) on Investments...............$     291.72                (1.78)               0.67
Net Change in Allowance for Management Incentive Fee.................$     (54.93)          $      --            $     --
                                                                     -------------------    -----------------    -----------------

Total from Investment Operations.....................................$     258.08           $   40.06            $    3.46
                                                                     -------------------    -----------------    -----------------

DISTRIBUTIONS
Net Investment Income................................................$     (39.18)          $  (10.15)                 --
                                                                     -------------------    -----------------    -----------------

NET ASSET VALUE, END OF PERIOD.......................................$   1,252.27           $ 1,033.37 $         $  1,003.46
                                                                     ===================    =================    =================

TOTAL NET ASSET VALUE RETURN+........................................       25.94%                4.04%               0.35%
                                                                     ===================    =================    =================

RATIOS AND SUPPLEMENTAL DATA
Net Assets, End of Period (Thousands)................................$     245,107          $    202,261         $    156,050
Ratio of Net Operating Expenses to Average Net Assets................          1.26%                0.87%              0.72%**
Ratio of Gross Operating Expenses to Average Net Assets++............          1.26%                0.87%              1.04%**
Ratio of Net Investment Income to Average Net Assets.................          1.86%                4.05%              4.23%**
Portfolio Turnover Rate..............................................         40.00%                0.00%                0.00%

*      Commencement of operations.
**     Annualized.
+      Total investment return based on per share net asset value reflects the effects of changes in net asset value based on the performance of the
       Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company's shares were issued in a private placement and are not traded, therefore market value total investment return is not calculated. Total return for periods of less than one year are unannualized.
++     Expense ratio before waiver of fees and reimbursement of expenses by adviser.
#      The amount shown for the year ended October 31, 1998 for a share outstanding throughout that period does not accord with the aggregate net gains on investments for that period because of the timing of sales and purchases of the portfolio shares in relation to fluctuating market of the investments in the Company.

                                                        See Notes to Financial Statements


906457.2

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

           At October 31, 1999, market quotations were not readily available for securities valued at $126,172,602. Such securities were valued by the Investment Adviser, under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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


906457.2

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

           Dividends from net investment income are declared and paid at least annually. Any net realized capital gains, unless offset by any available capital loss carryforward, are distributed to shareholders at least annually. Dividends and distributions are determined in accordance with Federal income tax regulations which may differ from generally accepted accounting principles. These "book/tax" differences are either considered temporary or permanent. To the extent these differences are permanent, such amounts are reclassified within the capital accounts based on their federal tax basis treatment; temporary differences do not require reclassification. During the current year, permanent differences, primarily due to net operating losses and tax classification of distributions, resulted in an increase in undistributed net investment income, a decrease in accumulated net realized gain on investments and a corresponding decrease in additional paid in capital. The reclassification had no effect on net assets.

           At October 31, 1999 the tax basis of the Company's investments for Federal income tax purposes amounted to $222,252,794. The net unrealized appreciation amounted to $32,455,505, which is comprised of gross unrealized appreciation of $32,896,229 and aggregate gross unrealized depreciation of $440,724.

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


906457.2

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

3.         Purchases and Sales of Securities

           Purchases and sales of securities, excluding short-term investments, for the Company aggregated $54,183,529 and $35,315,725, respectively.

           At fiscal year end October 31, 1999 the Company had outstanding investment commitments totaling $36,754,503.

4.         Transactions with Affiliated Companies

           An affiliated company is a company in which the fund has ownership of at least 5% of the voting securities. The Company did not receive dividend or interest income from affiliated companies during the period. Transactions with companies which are or were affiliates are as follows:

                Summary of Transactions with Affiliated Companies


                                                               Sales                   Realized                       Value
Affiliate                        Purchases                    Proceeds                   Gains                      (Note 1)
-------------------------- ---------------------        --------------------     ---------------------        ---------------------
Constellar Corp.                $             --             $            --              $         --                $   6,999,995
Advantage Schools, Inc.                  835,513                          --                        --                    9,214,416
Classroom Holdings, Inc.               2,999,963                          --                        --                    9,819,915
Captura Software, Inc.                 4,000,000                          --                        --                    4,000,000
Marketfirst Software, Inc.             5,000,000                          --                        --                    5,000,000
On the Go Software, Inc.               5,000,002                          --                        --                    5,000,002
ReleaseNow.com                           460,000                          --                        --                    7,164,916
Life Minders.com Corp.                11,499,997                          --                        --                   27,570,715
Conway-Stuart Medical Inc.             6,000,000                          --                        --                    6,000,000
Softcom Microsystems Inc.                     --                  15,420,465                11,241,816                           --
SurVivaLink Corp.                        209,991                          --                        --                    7,209,991
PowerSmart, Inc.                       1,000,000                          --                        --                   14,088,761
                           ---------------------        --------------------     ---------------------        ---------------------
                                   $  37,005,466                 $15,420,465               $11,241,816                 $102,068,711
                           =====================        ====================     =====================        =====================


906457.2

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders and Board of Directors
Excelsior Private Equity Fund II, Inc.

We have audited the accompanying statement of assets and liabilities of Excelsior Private Equity Fund II, Inc., including the portfolio of investments, as of October 31, 1999, the related statement of operations and statement of cash flows for the year then ended, and the statement of changes in net assets and financial highlights for each of the indicated periods. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of October 31, 1999 by correspondence with the custodian and others. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Excelsior Private Equity Fund II, Inc. at October 31, 1999, the results of its operations and its cash flows for the year then ended, and the changes in its net assets and the financial highlights for each of the indicated periods.



                                                /s/ Ernst & Young LLP

New York, New York
December 14, 1999



906457.2

                                    PART III

Item 10.             Directors and Executive Officers of the Registrant.

Set forth below are names, ages, positions and certain other information concerning the current directors and executive officers of the Company as of October 31, 1999.

                                                               Served in Present
Name and Age                 Position                           Capacity Since
--------------------------------------------------------------------------------

David I. Fann [35]           President; Chief                    March 20, 1997
                             Executive Officer

Douglas A. Lindgren [38]     Executive                           March 20, 1997
                             Vice President;
                             Chief Investment Officer

Brian Schmidt [41]           Chief Financial Officer             March 20, 1997

Frank Bruno [40]             Treasurer                           March 20, 1997

Ronald A. Schwartz [51]      Secretary                           March 20, 1997

John C. Hover* [56]          Director                           December 9, 1998

Gene M. Bernstein [52]       Director                            March 20, 1997

Stephen V. Murphy [54]       Director                            March 20, 1997


*Indicates director who is an "interested person" of the Company within the meaning of the Investment Company Act of 1940.

Additional information concerning the directors and executive officers of the Company is incorporated herein by reference from the section entitled "Management -- Directors, Officers and Investment Professionals" in the Prospectus dated June 2, 1997.

Item 11.  Executive Compensation.

At October 31, 1999, the Company had no full-time employees. Pursuant to the Management Agreement, the Managing Investment Adviser employs and compensates all of the personnel of the Company, and also furnishes all office facilities, equipment, management and other administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Additional information with respect to the management fee payable to the Managing Investment Adviser is set forth in the "Management" section of the Prospectus, dated June 2, 1997, which section is incorporated herein by reference.

The disinterested directors receive compensation of $15,000 on an annual basis plus reasonable expenses. For the year ended October 31, 1999, the disinterested directors of the Company each received compensation totaling $15,000.

906457.2

Item 12. Security Ownership of Certain Beneficial Owners and Management.

As of October 31, 1999, no person or group is known by the Company to be the beneficial owner of more than 5% of the aggregate number of Shares held by all shareholders. The directors and officers of the Company as a group own 261 Shares.

On January 13, 2000, U.S. Trust Corporation ("USTC"), the parent company of the Managing Investment Adviser, announced that they had signed a definitive agreement to merge with The Charles Schwab Corporation("Schwab") (the "merger"). The transaction is subject to Federal Reserve Board and other regulatory approvals as well as USTC shareholder approval. The transaction is expected to close by July 2000. Under the terms of the merger, USTC shareholders will receive 3.427 shares of Schwab stock for each share of USTC stock. Schwab, through its principal operating subsidiary, Charles Schwab & Co., Inc., is the nation's fourth largest financial services firm and the nation's largest electronic brokerage serving 6.4 million active accounts with $725 billion in customer assets.

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



906457.2

                                     PART IV

Item 14.             Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

           (a)       1.        Financial Statements

                               Portfolio of Investments at October 31, 1999

                               Statement of Assets and Liabilities as of October 31, 1999

                               Statement of Operations for the year ended October 31, 1999

                               Statement of Changes in Net Assets for the year ended October 31, 1999 and October 31, 1998

                               Statement of Cash Flows for the year ended October 31, 1999

                               Financial Highlights -- Selected Per Share Data and Ratios for the years ended October 31, 1999, 1998 and the period from October 8, 1997
                               (commencement of operations) to October 31, 1997

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


906457.2

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                By:       /s/  DAVID I. FANN
                                          --------------------------------------
                                          David I. Fann, President and
                                            Chief Executive Officer


                                By:       /s/  BRIAN SCHMIDT
                                          --------------------------------------
                                          Brian Schmidt, Chief Financial Officer


                                By:       /s/  JOHN C. HOVER II
                                          --------------------------------------
                                          John C. Hover, II, Director


                                By:       /s/  GENE M. BERNSTEIN
                                          --------------------------------------
                                          Gene M. Bernstein, Director


                                By:       /s/  STEPHEN V. MURPHY
                                          --------------------------------------
                                          Stephen V. Murphy, Director


Date:  January 28, 2000


906457.2

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the reference to our firm under the caption "Experts" in the Prospectus, which is incorporated by reference, and to the use of our report dated December 14, 1999, included in this Annual Report (Form 10-K), for the year ended October 31, 1999, of Excelsior Private Equity Fund II, Inc.



                                                              ERNST & YOUNG LLP

New York, New York
January 25, 2000



906457.2