Form 10-Q
period 2000-01-31
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2000-03-16
CIK 1036052

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended January 31, 2000

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


                   Yes   |X|                    No  |_|

 As of January 31, 2000, there were 195,730 shares of the Registrant's Common Stock, $.01 par value, outstanding.



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


               INDEX                                                 PAGE NO.
               -----                                                 --------


   PART I.  FINANCIAL INFORMATION                                           1

      Item 1.  Financial Statements (Unaudited).                            1

               Portfolio of Investments as of January 31, 2000
               (Unaudited) and October 31, 1999.                            1

               Statement of Assets and Liabilities as of January
               31, 2000 (Unaudited) and October 31, 1999.                   2

               Statement of Operations for the three month period
               ended January 31, 2000 (Unaudited), the fiscal
               year to date January 31, 2000 (Unaudited), the
               three month period ended January 31, 1999
               (Unaudited) and the fiscal year to date January
               31, 1999 (Unaudited).                                        3

               Statement of Changes in Net Assets for the three
               month period ended January 31, 2000 (Unaudited),
               the fiscal year to date January 31, 2000
               (Unaudited), the three month period ended January
               31, 1999 (Unaudited) and the fiscal year to date
               January 31, 1999 (Unaudited).                                4

               Notes to Financial Statements (Unaudited).                   5

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.                                   6

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk.  7

   PART II. OTHER INFORMATION                                               7

      Item 1.  Legal Proceedings.                                           7

      Item 2.  Changes in Securities.                                       7

      Item 3.  Defaults upon Senior Securities.                             7

      Item 4.  Submission of Matters to a Vote of Securityholders.          8

      Item 5.  Other Information.                                           8

      Item 6.  Exhibits and Reports on Form 8-K.                            8

   SIGNATURES


                                      -i-


PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

EXCELSIOR PRIVATE EQUITY FUND II, INC.                                           FISCAL YEAR END:  OCTOBER 31, 2000
PORTFOLIO OF INVESTMENTS                                                           QUARTER ENDED:  JANUARY 31, 2000
-------------------------------------------------------------------------------------------------------------------

                                                         JANUARY 31, 2000                      OCTOBER 31, 1999
                                                    ---------------------------     ---------------------------
  PORTFOLIO STRUCTURE
  -------------------
       PORTFOLIO COMPANIES                          $   228,169,374      73.46%     $  102,068,711       41.64%
       PRIVATE FUNDS                                     38,174,038      12.29%         24,103,891        9.83%
       SHORT-TERM INVESTMENTS:
         COMMERCIAL PAPER                                61,298,663      19.74%         70,770,253       28.87%
         CORPORATE BONDS                                         --       0.00%          1,000,526        0.41%
         U.S. GOVERNMENT & AGENCY OBLIGATIONS                    --       0.00%         43,900,267       17.91%
                                                    ---------------   ---------     --------------     --------
         INVESTMENT COMPANIES                            10,010,045       3.22%         12,864,651        5.25%


       TOTAL INVESTMENTS                                337,652,120     108.71%        254,708,299      103.91%
       OTHER ASSETS & LIABILITIES (NET)                (27,050,370)      -8.71%     $  (9,601,385)       -3.91%
                                                    ---------------   ---------     --------------     --------

       NET ASSETS                                   $   310,601,750     100.00%     $  245,106,914     100.00%
                                                    ===============   =========     ==============     ========

EXCELSIOR PRIVATE EQUITY FUND II, INC.                                            FISCAL YEAR END: OCTOBER 31, 2000
STATEMENT OF ASSETS AND LIABILITIES                                               QUARTER ENDED:  JANUARY 31, 2000
-------------------------------------------------------------------------------------------------------------------
                                                                JANUARY 31, 2000                  OCTOBER 31, 1999
                                                      ---------------------------          ------------------------
ASSETS
-------------------------------
Investment Securities, at Cost                        $               185,881,765          $            222,252,794
                                                      ===========================          ========================
Investment Securities, at Value                                       337,652,120                       254,708,299

Cash                                                                           --                               136

Receivables:
  Interest                                                                567,520                           241,822
  For Investments Sold                                                  1,705,909                         1,705,909
Prepaid Insurance                                                          11,553                            28,269
                                                      ---------------------------          ------------------------
         TOTAL ASSETS                                                 339,937,102                       256,684,435
                                                      ---------------------------          ------------------------

LIABILITIES
---------------------------------------------
Investment Advisory Fees Payable                                        1,082,244                         5,599,309
Deferred Incentive Fees Payable                                        28,161,240                         5,837,077
Administration & Shareholder Servicing Fees Payable                        17,810                            14,499
Directors' Fees Payable                                                    11,111                            43,500
Accrued Expenses and Other Payables                                        62,947                            83,136
                                                      ---------------------------          ------------------------
         TOTAL LIABILITIES                                             29,335,352                        11,577,521
                                                      ---------------------------          ------------------------

NET ASSETS                                            $               310,601,750          $            245,106,914
                                                      ===========================          ========================


NET ASSETS CONSIST OF
---------------------------------------------
Accumulated Undistributed Net Investment Income       $                 5,554,703          $              5,259,727
Accumulated Net Realized Gain/(Loss) on Investments                   (8,965,435)                        22,825,393
Net Unrealized Appreciation of Investments                            151,770,355                        32,455,505
Allowance for Management Incentive Fee                               (33,075,719)                      (10,751,557)
Par Value                                                                   1,957                             1,957
Paid In Capital in Excess of Par Value                                195,315,889                       195,315,889
                                                      ---------------------------          ------------------------
         TOTAL NET ASSETS                             $               310,601,750          $            245,106,914
                                                      ===========================          ========================

Shares of Common Stock Outstanding                                        195,730                           195,730
                                                      ---------------------------          ------------------------

NET ASSET VALUE PER SHARE                             $                  1,586.89          $               1,252.27
                                                      ===========================          ========================

EXCELSIOR PRIVATE EQUITY FUND II, INC.                                         FISCAL YEAR END:  OCTOBER 31, 2000
STATEMENT OF OPERATIONS                                                          QUARTER ENDED:  JANUARY 31, 2000
------------------------------------------------------------------------------------------------------------------
                                                            FISCAL                                    FISCAL
                                      QUARTER ENDED      YEAR TO DATE         QUARTER ENDED        YEAR TO DATE
                                     JANUARY 31, 2000  JANUARY 31, 2000      JANUARY 31, 1999    JANUARY 31, 1999
                                     ----------------  ----------------    ------------------  -------------------

INVESTMENT INCOME
-----------------
Interest Income                       $     1,495,292   $       1,495,292  $        1,794,773  $        1,794,773
                                      ---------------   -----------------  ------------------  ------------------
         TOTAL INCOME                       1,495,292           1,495,292           1,794,773           1,794,773
                                      ---------------   -----------------  ------------------  ------------------

EXPENSES

Investment Advisory Fees                    1,081,237           1,081,237             476,310             476,310
Administrative Fees &
 Shareholder Servicing Fees                    16,715              16,715              15,958              15,958
Custodial Fees                                 16,712              16,712               9,889               9,889
Legal Fees                                     46,037              46,037              51,490              51,490
Audit and Other Professional
 Service Fees                                   7,038               7,038               6,553               6,553
Directors' Fees and Expenses                   11,311              11,311              10,965              10,965
Shareholder Reports                             1,508               1,508               1,639               1,639
Insurance Expense                              17,818              17,818              14,777              14,777
Interest Expense                                   --                  --              16,336              16,336
Miscellaneous Expenses                          1,940               1,940                 251                 251
                                      ---------------   -----------------  ------------------  ------------------
          TOTAL EXPENSES                    1,200,316           1,200,316             604,168             604,168

Fees Waived and Reimbursed
 by Advisor                                        --                  --                  --                  --
                                      ---------------   -----------------  ------------------  ------------------
          NET EXPENSES                      1,200,316           1,200,316             604,168             604,168
                                      ---------------   -----------------  ------------------  ------------------

NET INVESTMENT INCOME                         294,976             294,976           1,190,605           1,190,605
                                      ---------------   -----------------  ------------------  ------------------

REALIZED & UNREALIZED
 GAIN/(LOSS) ON INVESTMENTS

Net Realized Gain/(Loss) on Security
 Transactions                                 166,845             166,845             (6,969)             (6,969)
Change in Unrealized Appreciation/
 (Depreciation) on Investments            119,314,850         119,314,850            (91,572)            (91,572)
                                      ---------------   -----------------  ------------------  ------------------

NET REALIZED AND
UNREALIZED GAIN/(LOSS)
ON INVESTMENTS                            119,481,695         119,481,695            (98,541)            (98,541)

Change in Management Incentive Fee       (22,324,162)        (22,324,162)                  --                  --
                                      ---------------   -----------------  ------------------  ------------------

NET INCREASE/(DECREASE) IN NET
 ASSETS RESULTING
 FROM OPERATIONS                      $    97,452,509   $      97,452,509  $        1,092,064  $        1,092,064
                                      ===============   =================  ==================  ==================

EXCELSIOR PRIVATE EQUITY FUND II, INC.                                     FISCAL YEAR END:  OCTOBER 31, 2000
STATEMENT OF CHANGES IN NET ASSETS                                           QUARTER ENDED:  JANUARY 31, 2000
---------------------------------------------------------------------------------------------------------------
                                                               FISCAL                             FISCAL
                                     QUARTER ENDED          YEAR TO DATE      QUARTER ENDED     YEAR TO DATE
                                    JANUARY 31, 2000      JANUARY 31, 2000  JANUARY 31, 1999   JANUARY 31, 1999
                                 -------------------     -----------------  ----------------  -----------------

OPERATIONS:
-----------
Net Investment Income            $           294,976     $         294,976   $   1,190,605    $     1,190,605
Net Realized Gain/(Loss) on
  Investments                                166,845               166,845         (6,969)            (6,969)
Change in Unrealized
 Appreciation/(Depreciation)
 on Investments                          119,314,850           119,314,850        (91,572)           (91,572)
Change in Allowance for
 Management Incentive Fee               (22,324,162)          (22,324,162)           -----              -----
                                 -------------------     -----------------   -------------    ---------------

Net Increase in Net Assets
   Resulting From Operations              97,452,509            97,452,509       1,092,064          1,092,064

DISTRIBUTION TO
 SHAREHOLDERS:
From Net Investment Income                        --                    --     (7,669,460)        (7,669,460)
From Net Realized Gain on
 Investments                            (31,957,673)          (31,957,673)              --                 --
                                 -------------------     -----------------   -------------    ---------------

NET INCREASE/(DECREASE)
 IN NET ASSETS                            65,494,836            65,494,836     (6,577,396)        (6,577,396)

NET ASSETS:
   Beginning of Period           $       245,106,914           245,106,914     202,261,263        202,261,263
                                 -------------------     -----------------   -------------    ---------------
   End of Period                 $       310,601,750     $     310,601,750   $ 195,683,867    $   195,683,867
                                 ===================     =================   =============    ===============

EXCELSIOR PRIVATE EQUITY FUND II, INC.      FISCAL YEAR END:  OCTOBER 31, 2000
NOTES TO FINANCIAL STATEMENTS                 QUARTER ENDED:  JANUARY 31, 2000
------------------------------------------------------------------------------

(1)      Significant Accounting Policies

                  Excelsior Private Equity Fund II, Inc. (the "Company") was incorporated under the laws of the State of Maryland on March 20, 1997 and is a non-diversified, closed-end management investment company which has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Company commenced operations on October 8, 1997.

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

         (a)      Portfolio valuation:

                  The Company values portfolio securities quarterly and at other such times as, in the Board of Directors' view, circumstances warrant. Investments in unrestricted securities that are traded on a recognized stock exchange or on the national securities market are valued at the last sale price for such securities on the valuation date. Short-term debt instruments with remaining maturities of 60 days or less are valued at amortized cost, which approximates market value. Securities and other assets for which market quotations are not readily available or that are restricted are valued, pursuant to guidelines adopted by the Investment Adviser, under the supervision of the Board of Directors.

         (b)      Federal income taxes:

                  It is the policy of the Company to continue to qualify as a "regulated investment company" under Subchapter M of the Internal Revenue Code and distribute substantially all of its taxable income to its shareholders. Therefore, no federal income or excise tax provision is required.

(2)      Purchases and Sales of Securities:

              Purchases and sales of securities for the three month period ended January 31, 2000, excluding short-term investments, for the Company aggregated $14,479,852 and $205,740, respectively. At January 31, 2000, the Company had outstanding investment commitments totaling $30,009,938.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------

THREE-MONTH PERIOD ENDED JANUARY 31, 2000 AS COMPARED TO THE SIMILAR PERIOD IN 1999

The Company's net asset value per common share was $1,586.89 at January 31, 2000, up $334.62 per share from the net asset value per common share of $1,252.27 at October 31, 1999. The increase resulted primarily from the increase in value of LifeMinders.com, Inc., attributable to the company's public offering on November 19, 1999. The Company's net asset value per common share was $999.76 at January 31, 1999, down $33.61 per share from the net asset value per common share of $1,033.37 at October 31, 1998.

REALIZED AND UNREALIZED GAINS AND LOSSES FROM PORTFOLIO INVESTMENTS
-------------------------------------------------------------------

For the three months ended January 31, 2000 and 1999, the Company had a net realized gain/(loss) on security transactions of $166,845 and ($6,969), respectively. For the three months ended January 31, 2000 and 1999, the Company had a net change in unrealized appreciation/(depreciation) on investments of $119,314,850 and ($91,572), respectively.

INVESTMENT INCOME AND EXPENSES
------------------------------

For the three months ended January 31, 2000, the Company had interest income of $1,495,292 and net operating expenses of $1,200,316, resulting in net investment income of $294,976. For the three months ended January 31, 1999, the Company had interest income of $1,794,773 and net operating expenses of $604,168, resulting in net investment income of $1,190,605. The primary reason for the decline in interest income was the decline of assets invested in short-term instruments and an increase in assets invested in private companies and private funds.

United States Trust Company of New York (the "Investment Adviser") provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the quarters ended January 31, 2000 and 1999, the Investment Adviser earned $1,082,244 and $476,310 in management fees respectively.

NET ASSETS
----------

At January 31, 2000, the Company's net assets were $310,601,750, an increase of $65,494,836 from net assets of $245,106,914 at October 31, 1999. At January 31, 1999, the Company's net assets were $195,683,867, a decrease of $6,577,396 from net assets of $202,261,263 at October 31, 1998.

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

During the quarter ended January 31, 2000, the Company made follow-on investments in Advantage Schools, Inc., ReleaseNow.com, Inc. and Survivalink Corporation.

At January 31, 2000, the Company held $0 in cash and $337,652,120 in investments. At January 31, 2000, investments included $228,169,374 in portfolio companies, $38,174,038 in private funds, $61,298,663 in commercial paper and $10,010,045 in investment companies. At October 31, 1999, the Company held $136 in cash and $254,708,299 in investments. At October 31, 1999, investments included $102,068,711 in portfolio companies, $24,103,891 in private investment funds, $12,864,651 in investment companies, $70,770,253 in commercial paper, $1,000,256 in corporate bonds and $43,900,267 in U.S. government and agency obligations. These changes were primarily the result of the investment activity discussed above.

A dividend comprised of a return of capital and long-term capital gain was payable to shareholders of record on December 14, 1999 in the amount of $137.71 per share.

A dividend comprised of a short-term capital gain was payable to shareholders of record on December 20, 1999 in the amount of $25.56 per share.

OTHER
-----

Year 2000:
---------

      Like other investment companies, financial and business organizations and individuals around the world, the Company could be affected adversely if the computer systems used by the Investment Adviser and the Company's other service providers do not properly process and calculate date-related information and data from and after January 1, 2000. This is commonly known as the "Year 2000 Problem." Based on the Company's current assessment, the costs of addressing potential problems have not had and are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows. The Investment Adviser and the Company's other service providers have informed the Company that they have taken steps to address the Year 2000 Problem with respect to the computer systems that they use, and the Company has not been informed of any material difficulties related to the Year 2000 Problem. At this time, however, there can be no assurance that these steps will be sufficient to avoid any adverse impact on the Company as a result of the Year 2000 Problem.


ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

               Equity Price Risk:
               -----------------

               A significant portion of the Company's investment portfolio consists of equity securities in private companies and private investment funds which are not publicly traded. These investments are recorded at fair value as determined by the Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk. Nevertheless, the Company is exposed to equity price risk through its investment in the equity securities of one public company. At January 31, 2000, this publicly traded equity security was valued at $138,238,375. Thus, there is exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, which would result in a decrease of approximately $13,823,838 in the value of these securities. Actual results may differ.


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


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a)     Exhibits.

                       Exhibit No.
                       ------------
                       (27) Financial Data Schedule (for EDGAR filing purposes only).


               (b) The following reports on Form 8-K were filed during the quarter ended January 31, 2000:

                       None.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    EXCELSIOR PRIVATE EQUITY FUND II, INC.


Date:       March 16, 2000               /s/ David I. Fann
                                         ----------------------------------
                                    By:  David I. Fann
                                         President and Principal Executive
                                         Officer


Date:       March 16, 2000               /s/ Brian F. Schmidt
                                         -----------------------------------
                                    By:  Brian F. Schmidt
                                         Treasurer and Principal Financial
                                         and Accounting Officer