Form 10-Q
period 2000-04-30
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2000-06-14
CIK 1036052

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended April 30, 2000

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

------------------------------------------ -----------------------------

               MARYLAND                              22-3510108
   (State or other jurisdiction of                  (IRS Employer
    incorporation or organization)               Identification No.)
------------------------------------------ -----------------------------



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


                    Yes   |X|                    No  |_|

          As of April 30, 2000, there were 195,730 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.



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

-------- -------------------------------------------- --------------
         INDEX                                          PAGE NO.
-------- -------------------------------------------- --------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Portfolio of Investments as of April 30, 2000 (Unaudited) and October 31, 1999.

         Statement of Assets and Liabilities as of April 30, 2000
         (Unaudited) and October 31, 1999.

         Statement of Operations (Unaudited) for the three month period ended April 30, 2000, the fiscal year to date April 30, 2000, the three month period ended April 30, 1999 and the fiscal year to date April 30, 1999.

         Statement of Changes in Net Assets (Unaudited), for the three month period ended April 30, 2000, the fiscal year to date April 30, 2000, the three month period ended April 30, 1999 and the fiscal year to date April 30, 1999.

         Statement of Cash Flows (Unaudited), for the three month period ended April 30, 2000, the fiscal year to date April 30, 2000, the three month period ended April 30, 1999 and the fiscal year to date April 30, 1999.

         Notes to Financial Statements.

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

SIGNATURES
-------------------------------------------------------------- --------------



PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

EXCELSIOR PRIVATE EQUITY FUND II, INC.                               FISCAL YEAR END:  OCTOBER 31, 2000
PORTFOLIO OF INVESTMENTS                                                 QUARTER ENDED:  APRIL 30, 2000
-------------------------------------------------------------------------------------------------------

                                                  APRIL 30, 2000                   OCTOBER 31, 1999
                                                  --------------                   ----------------
                                                   (UNAUDITED)

PORTFOLIO STRUCTURE

     PORTFOLIO COMPANIES                   $  107,003,745       32.40%       $  102,068,711       41.64%

     PUBLICLY-TRADED COMPANIES                143,713,758       43.51%

     PRIVATE FUNDS                             57,435,570       17.39%           24,103,891        9.83%

     SHORT-TERM INVESTMENTS:

         COMMERCIAL PAPER                            --          0.00%           70,770,253       28.87%

         CORPORATE BONDS                             --          0.00%            1,000,526        0.41%

         U.S. GOVERNMENT
          AND AGENCY OBLIGATIONS               39,928,133       12.09%           43,900,267       17.91%

         INVESTMENT COMPANIES                  12,579,389        3.81%           12,864,651        5.25%

     TOTAL INVESTMENTS                        360,660,595      109.20%          254,708,299      103.91%
     OTHER ASSETS & LIABILITIES (NET)         (30,391,696)     - 9.20%           (9,601,385)      -3.91%
                                              ------------     --------        --------------     ------

     NET ASSETS                            $  330,268,899      100.00%       $  245,106,914      100.00%
                                           ==============      =======         ==============    =======




EXCELSIOR PRIVATE EQUITY FUND II, INC.
PORTFOLIO OF INVESTMENTS APRIL 30, 2000


  PORTFOLIO                                            COUPON       VALUE
AMOUNT/SHARES                                        RATE/YIELD    (NOTE 1)
-------------                                        ----------  ------------
U.S. GOVERNMENT AGENCY OBLIGATIONS - 12.09%
   40,000,000   Federal Home Loan Bank, 5/12/00
                (Cost $39,928,133)                       5.87       39,28,133
                                                                  -----------

PUBLICLY TRADED COMPANIES - 43.51%

    COMPUTER TECHNOLOGY- 0.46%
      21,924    Cisco Systems                                       1,519,950
       1,806    Broadcom Corp.                                        311,309
                                                                  -----------
                                                                    1,831,259
                                                                  -----------
    INTERNET SERVICES - BUSINESS - 0.01%
       3,715    Sciquest.Com, Inc.                                     48,295
                                                                  -----------

    INTERNET SERVICES - CONSUMER - 42.95%
    4,261,685   Life Minders.com Corp.                            141,834,204
                                                                  -----------
                TOTAL PUBLICLY TRADED COMPANIES
                (Cost $11,582,170)                                143,713,758

PRIVATE INVESTMENT FUNDS - 17.39%
                Advanced Technology Ventures V, LP                  3,376,941
                Brand Equity Ventures I, LP                         3,130,658
                Brentwood Associates Buyout
                  Fund II, LP                                       1,754,245
                Broadview Capital Partners, LP                      1,386,803
                Commonwealth Capital Ventures II, LP                3,768,762
                Communications Ventures III, LP                    14,008,734
                Friedman, Fleischer & Lowe LLC, LP                    776,790
                Mayfield, LP                                        5,477,508
                MidAtlantic Venture Fund III, LP                    7,344,556
                Morgenthaler Venture Partners V, LP                 6,667,609
                Quad-C Partners V, LP                               2,628,772
                Sevin Rosen Fund VI, LP                             2,031,447
                Trinity Ventures VI, LP                             5,082,745
                                                                  -----------
                TOTAL PRIVATE INVESTMENT FUNDS
                (Cost $34,788,890)                                 57,435,570
                                                                  -----------

PRIVATE COMPANIES  - 32.40%
  BIOTECHNOLOGY - 1.72%
    7,100,000   Protogene Inc.                                      5,680,000
                                                                  -----------

    COMPUTER SOFTWARE - 2.12%
    1,151,315   Constellar Corp., Series C                          6,999,995
                                                                  -----------

    EDUCATIONAL SERVICES - 6.25%
        7,548   Advantage Schools, Inc., Series C                   8,722,514
      859,076   Advantage Schools, Inc., Series D                   2,103,018
      388,810   Classroom Holdings, Inc. (Preferred)                6,819,953
      173,811   Classroom Holdings, Inc., Series C
                  (Preferred)                                       2,999,978
                                                                  -----------
                                                                   20,645,463
                                                                  -----------
    INTERNET SERVICES - BUSINESS - 12.18%
      695,652   Captura Software, Inc., Series D
                  (Preferred)                                       7,262,617
    1,000,000   Epod Corp.                                          1,000,000
            1   First Source.Com                                   10,000,000
      500,000   Killerbiz, Inc.                                       500,000
    4,694,407   Marketfirst Software, Inc.                          5,000,000
            2   My Seasons.Com, Inc.                                2,000,100
    7,113,967   On the Go Software, Inc.                            5,000,002
    1,676,229   ReleaseNow.com, Series D (Preferred)                8,381,145
      115,000   ReleaseNow.com, Series E (Preferred)                  575,000
      100,000   ReleaseNow.com, Series F (Preferred)                  500,000
                                                                  -----------
                                                                   40,218,864
                                                                  -----------
    MEDICAL DEVICES - 4.15%
    4,124,144   Conway-Stuart Medical                               6,124,144
    1,123,059   SurVivaLink Corp., Series B                         7,585,140
                                                                  -----------
                                                                   13,709,284
                                                                  -----------
    SEMICONDUCTORS - 4.26%
    7,960,371   PowerSmart, Inc., Series A                          7,960,371
    4,850,000   PowerSmart, Inc., Common                            5,128,390
      530,786   PowerSmart, Inc. Private Placement                  1,000,000
                                                                  -----------
                                                                   14,088,761
                                                                  -----------
    WIRELESS RADIO EQUIPMENT - 1.51%
    3,033,981   Zeus Wireless, Inc.                                 5,000,001
                                                                  -----------

  WARRANTS - 0.20%
    EDUCATIONAL SERVICES - 0.01%
       42,773   Advantage Schools, Inc., Series D                      45,724
    SOFTWARE DISTRIBUTION SERVICES - 0.19%
      173,913   Captura Software, Inc., Series D                      615,653
                                                                  -----------
                TOTAL PRIVATE COMPANIES
                (Cost $88,343,279)                                107,003,745
                                                                  -----------

INVESTMENT COMPANIES - 3.81%
    7,127,683   Dreyfus Treasury Cash Management
                  Fund                                              7,127,682
    5,405,307   Fidelity Cash Portfolio, U.S.
                  Treasury II                                       5,405,307
       46,400   Dreyfus Government Cash Management
                  Fund                                                 46,400
                                                                  -----------
               TOTAL INVESTMENT COMPANIES
               (Cost $12,579,389)                                  12,579,389
                                                                  -----------
   TOTAL INVESTMENTS (Cost $187,221,861)               109.20%    360,660,595
   OTHER ASSETS & LIABILITIES (NET)                      9.20     (30,391,696)
                                                       ------     -----------
    NET ASSETS                                         100.0%    $330,268,899
                                                       =====     ============




EXCELSIOR PRIVATE EQUITY FUND II, INC.                                    FISCAL YEAR END:  OCTOBER 31, 2000
STATEMENT OF ASSETS AND LIABILITIES                                           QUARTER ENDED:  APRIL 30, 2000
------------------------------------------------------------------------------------------------------------

ASSETS                                                         APRIL 30, 2000              OCTOBER 31, 1999
--------------------------------------                         --------------              ----------------
                                                                (UNAUDITED)

Investment Securities, at Cost                            $      187,221,861              $  222,252,794
                                                                ==============              ============

Investment Securities, at Value                                  360,660,595                 254,708,299


Cash                                                                      --                         136
Receivables:
Interest                                                             150,510                     241,822
For Investments Sold                                               1,705,909                   1,705,909
Prepaid Assets                                                           844                      28,269
                                                                 -----------                  ----------

     TOTAL ASSETS                                                362,517,858                 256,684,435
                                                                ------------                ------------

LIABILITIES

Cash Overdraft                                                         3,898
Managing Investment Advisory Fees Payable                          2,262,579                   5,599,309
Deferred Incentive Fee Payable                                    29,798,935                   5,837,077
Administration & Shareholder Servicing Fees Payable                   34,162                      14,499
Directors' Fees Payable                                               36,390                      43,500
Accrued Expenses and Other Payables                                  112,995                      83,136
                                                               -------------               -------------


     TOTAL LIABILITIES                                            32,248,959                  11,577,521
                                                                ------------                ------------

NET ASSETS                                                     $ 330,268,899              $  245,106,914
                                                               =============              ==============

NET ASSETS CONSIST OF

Accumulated Undistributed Net Investment Income                $   5,062,820              $    5,259,727
Accumulated (Distribution in excess of)
  Net Realized Gain on Investments                                (8,804,998)                 22,825,393
Net Unrealized Appreciation of  Investments                      173,438,734                  32,455,505
Allowance for Management Incentive Fee                           (34,745,503)                (10,751,557)
Par Value                                                              1,957                       1,957
Paid in Capital in Excess of Par Value                           195,315,889                 195,315,889
                                                                 -----------                ------------

     TOTAL NET ASSETS                                          $ 330,268,899               $ 245,106,914
                                                               =============               =============

Shares of Common Stock Outstanding                                   195,730                     195,730
                                                              --------------              --------------

NET ASSET VALUE PER SHARE                                   $       1,687.37            $       1,252.27
                                                            ================            ================




EXCELSIOR PRIVATE EQUITY FUND II, INC.                                                         FISCAL YEAR END:  OCTOBER 31, 2000
STATEMENT OF OPERATIONS (UNAUDITED)                                                                QUARTER ENDED:  APRIL 30, 2000
---------------------------------------------------------------------------------------------------------------------------------

                                                QUARTER ENDED       FISCAL YEAR TO DATE    QUARTER ENDED      FISCAL YEAR TO DATE
INVESTMENT INCOME                              APRIL 30, 2000         APRIL 30, 2000      APRIL 30, 1999        APRIL 30, 1999
                                               ---------------       ----------------     --------------       ------------------

Interest Income                               $        771,740      $     2,267,032   $      1,752,362         $      3,547,135
                                               ---------------       --------------    ---------------          ---------------

TOTAL INCOME                                           771,740            2,267,032          1,752,362                3,547,135
                                               ---------------       --------------    ---------------          ---------------
EXPENSES

Management Investment Advisory Fees                  1,148,297            2,229,484            533,598                1,009,908
Administrative Fees &
Shareholder Servicing Fees                              16,353               33,068             15,438                   31,396
Custodial Fees                                          18,032               34,744             10,400                   20,289
Legal Fees                                              27,050               73,087             22,334                   73,824
Audit and Other Professional Service Fees                6,885               13,923              6,340                   12,893
Directors' Fees and Expenses                            25,279               36,590             10,607                   21,572
Shareholder Reports                                      2,319                3,827              1,585                    3,224
Insurance Expense                                       19,089               36,907             14,458                   29,235
Interest Expense                                           --                   --                 --                    16,336
Miscellaneous Expense                                      319                2,309                245                      496
                                               ---------------       --------------    ---------------          ---------------


TOTAL EXPENSES                                       1,263,623            2,463,939            615,005                1,219,173
Fees Waived and Reimbursed by Advisor                      --                   --                 --                       --
                                               ---------------       --------------    ---------------          ---------------


     NET EXPENSES                                    1,263,623            2,463,939              615,005              1,219,173
                                               ---------------       --------------    ---------------          ---------------

NET INVESTMENT INCOME/(LOSS)                         (491,883)            (196,907)            1,137,357              2,327,962
                                               ---------------       --------------    ---------------          ---------------


REALIZED AND UNREALIZED GAIN/(LOSS)
ON INVESTMENTS

Net Realized Gain/(Loss) on
  Security Transactions                                160,439             327,284           428,470                    421,501

Change in Unrealized
  Appreciation/Depreciation on Investments          21,668,378         140,983,228        16,052,238                 15,960,666
                                               ---------------       --------------    ---------------          ---------------

NET REALIZED AND
UNREALIZED GAIN/(LOSS)
ON INVESTMENTS                                      21,828,817         141,310,512        16,480,708                 16,382,167

Change in Management Incentive Fee                  (1,669,785)        (23,993,947)          (84,182)                   (84,182)
                                               ---------------       --------------    ---------------          ---------------

NET INCREASE  IN NET
 ASSETS RESULTING
 FROM OPERATIONS                               $    19,667,149      $   17,119,658   $    17,533,883              $  18,625,947
                                               ===============       ==============   ===============           ===============



EXCELSIOR PRIVATE EQUITY FUND II, INC.                                                       FISCAL YEAR END:  OCTOBER 31, 2000
STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)                                                 QUARTER ENDED:    APRIL 30, 2000


                                               QUARTER ENDED       FISCAL YEAR TO DATE    QUARTER ENDED      FISCAL YEAR TO DATE
                                              APRIL 30, 2000         APRIL 30, 2000      APRIL 30, 1999         APRIL 30, 1999
                                              --------------     ---------------------   --------------     --------------------
OPERATIONS:

Net Investment Income                          $   (491,883)        $      (196,907)       $     1,137,357     $    2,327,962
Net Realized Gain/(Loss) of Investments             160,439                 327,284                428,470            421,501
Change in Unrealized (Depreciation)
  on Investments                                 21,668,378             140,983,228             16,052,238         15,960,666
Change in Allowance for
 Management Incentive Fee                        (1,669,785)            (23,993,947)               (84,182)           (84,182)
                                               ------------            ------------           ------------       ------------

Net Increase n Net Assets
 Resulting From Operations                       19,667,149             117,119,658             17,533,883         18,625,947

DISTRIBUTION TO

From Net Investment Income                              --                   --                        --          (7,669,460)

From Net Realized Gain on
 Investments                                            --              (31,957,673)                   --                  --
                                               ------------            ------------           ------------       ------------



NET INCREASE/(DECREASE)                          19,667,149              85,161,985             17,533,883         10,956,487
 IN NET ASSETS

NET ASSETS

     Beginning of Period                        310,601,750             245,106,914            195,683,867        202,261,263
                                               ------------            ------------           ------------       ------------


     End of Period                           $  330,268,899          $  330,268,899        $   213,217,750    $   213,217,750
                                             ==============          ==============        ===============    ===============



EXCELSIOR PRIVATE EQUITY FUND II, INC.                                    FISCAL YEAR END:  OCTOBER 31, 2000
STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)                            QUARTER ENDED:      APRIL 30, 2000

CASH FLOWS FROM INVESTING AND OPERATING                      FISCAL YEAR TO DATE         FISCAL YEAR TO DATE
  ACTIVITIES                                                   APRIL 30, 2000              APRIL 30, 1999
                                                               --------------              --------------

Proceeds from Sales of Investments                           $   764,512,328              $  1,178,570,726

Purchases of Investments                                        (804,560,242)               (1,189,566,809)

Net Decrease in Short Term Investments                            76,028,173                    14,693,127

Investment Income                                                  1,516,979                     5,348,999

Operating Expenses Paid                                           (5,540,305)                   (1,133,173)
                                                               --------------              ----------------

Net Cash Provided for Investing and Operating Activities          31,956,933                     7,912,870
                                                                ------------               ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Distributions Paid                                               (31,960,967)                   (7,669,773)
                                                                 ------------              ----------------

Net Cash Used by Financing Activities                            (31,960,967)                   (7,669,773)
                                                                 ------------              ----------------

Net Decrease in Cash                                                  (4,034)                      243,097

CASH AT BEGINNING OF YEAR                                                136                        20,601
                                                            ----------------              ----------------

CASH AT END OF YEAR                                          $        (3,898)              $       263,698
                                                            =================             ================




EXCELSIOR PRIVATE EQUITY FUND II, INC.     FISCAL YEAR ENDED: OCTOBER 31, 2000
NOTES TO FINANCIAL STATEMENTS              QUARTER ENDED:       APRIL 30, 2000


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

         (b)      Federal income taxes:

                  It is the policy of the Company to continue to qualify as a "regulated investment company" solely for purposes of Subchapter M of the Internal Revenue Code and distribute substantially all of its taxable income to its shareholders. Therefore, no federal income or excise tax provision is required.


(2)      Purchases and Sales of Securities:

              Purchase and sales of securities for the three month period ended April 30, 2000, excluding short-term investments, for the Company aggregated $20,399,394 and $0, respectively. At April 30, 2000, the Company had outstanding investment commitments totaling $22,590,961.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED APRIL 30, 2000 AS COMPARED TO
THE SIMILAR PERIOD IN 1999

The Company's net asset value per common share was $1,687.37 at April 30, 2000, up $100.48 per share from the net asset value per common share of $1,586.89 at January 31, 2000. The increase resulted primarily from the increase in value of Lifeminders.com, Captura Software, the Company's interest in ComVentures IV and the receipt of distributions of Cisco Systems, Sciquest and Broadcom. The Company's net asset value per common share was $1,089.35 at April 30, 1999, up $89.59 per share from the net asset value per common share of $999.76 at January 31, 1999.

REALIZED AND UNREALIZED GAINS AND LOSSES FROM PORTFOLIO INVESTMENTS

For the three months ended April 30, 2000 and 1999, the Company had a net realized gain/(loss) on security transactions of $160,439 and $428,470, respectively. For the three months ended April 30, 2000 and 1999, the Company had a net change in unrealized appreciation/(depreciation) on investments of $21,668,378 and $16,052,238, respectively.

INVESTMENT INCOME AND EXPENSES

For the three months ended April 30, 2000, the Company had interest income of $771,740 and net operating expenses of $1,263,273, resulting in net investment income of $491,883. For the three months ended April 30, 1999, the Company had interest income of $1,752,362 and net operating expenses of $615,005, resulting in net investment income of $1,137,357. The primary reason for the decline in interest income was the decline of assets invested in short-term instruments and an increase in assets invested in private companies and private funds.

United States Trust Company of New York (the "Managing Investment Adviser") provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the quarters ended April 30, 2000 and 1999, the Managing Investment Adviser earned $1,148,247 and $533,598 in management fees respectively.

NET ASSETS

At April 30, 2000, the Company's net assets were $330,268,899, an increase of $19,667,149 from net assets of $310,601,750 at January 31, 2000. At
April 30, 1999, the Company's net assets were $213,217,750, an increase of $17,533,883 from net assets of $195,683,867 at January 31, 1999.

CASH FLOWS

For the fiscal year to date ended April 30, 2000, the Company's net cash provided for investing and operating activities was $31,956,933, an increase of $24,044,063 over the same period in fiscal 1999. This increase was principally the result of the Company continuing to make initial and follow-on investments in portfolio companies while meeting capital calls for all its private fund investments.

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



At April 30, 2000, the Company held $0 in cash and $360,660,595 in investments. At April 30, 2000, investments included $248,837,949 in portfolio companies, $59,315,124 in private funds, $0 in commercial paper, $39,928,133 in government agency obligations, and $12,579,389 in investment companies. At January 31, 2000, investments included $228,169,374 in portfolio companies, $38,174,038 in private investment funds, $10,010,045 in investment companies, $61,298,663 in commercial paper, $0 in corporate bonds, and $0 in U.S. government and agency obligations. These changes were primarily the result of the investment activity discussed above.

OTHER

Year 2000:

Like other business development companies and investment companies and financial and business organizations and individuals around the world, the Company could be affected adversely if the computer systems used by the Investment Adviser and the Company's other service providers do not properly process and calculate date-related information and data from and after January 1, 2000. This is commonly known as the "Year 2000 Problem." Based on the Company's current assessment, the costs of addressing potential problems have not had and are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows. The Investment Adviser and the Company's other service providers have informed the Company that they have taken steps to address the Year 2000 Problem with respect to the computer systems that they use and the Company has not been informed of any material difficulties related to the Year 2000 Problem. At this time, however, there can be no assurance that these steps will be sufficient to avoid any adverse impact on the Company as a result of the Year 2000 Problem.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Equity Price Risk:

      A significant portion of the Company's investment portfolio consists of equity securities in private companies and private investment funds which are not publicly traded. These investments are recorded at fair value as determined by the Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk. Nevertheless, the Company is exposed to equity price risk through its investment in the equity securities of one public company. At April 30, 2000, these publicly traded equity securities were valued at $143,720,953. Thus, there is exposure to equity price risk, which is estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, and would result in a decrease of approximately $14,372,095 in the value of these securities. Actual results may differ.



PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

               None.



ITEM 2.        CHANGES IN SECURITIES.

               None.



ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

               None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

               None.



ITEM 5.        OTHER INFORMATION.

               Not applicable.



ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a)     Exhibits.

                       Exhibit No. 27.1 - Financial Data Schedule

(27)     Financial Data Schedule (for EDGAR filing purposes only).



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





----------- -----------------------  ---------------------------------------

                                     EXCELSIOR PRIVATE EQUITY FUND II, INC.
----------- -----------------------  ---------------------------------------


Date:       June 14, 2000            By: /s/  David I. Fann
                                         -----------------------------------
                                         David I. Fann
                                         President (Principal
                                         Executive Officer)


Date:       June 14, 2000            By: /s/  Brian F. Schmidt
                                         -----------------------------------
                                         Brian F. Schmidt
                                         Treasurer (Principal Financial and
                                         Accounting Officer)