Form 10-Q
period 2000-07-31
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2000-09-14
CIK 1036052

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended July 31, 2000

                                     OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from ______ to ______
                       Commission File Number 0-22277

                      --------------------------------


                   EXCELSIOR PRIVATE EQUITY FUND II, INC.
           (Exact name of Registrant as specified in its charter)


                 MARYLAND                               13-3786385
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

                  Yes   |X|                    No   |_|

As of July 31, 2000, there were 195,730 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.




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


       INDEX                                                           PAGE NO.
       -----                                                           --------


        PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements (Unaudited).

                 Portfolio of Investments as of July 31, 2000 (Unaudited) and October 31, 1999.

                 Statement of Assets and Liabilities at July 31, 2000 (Unaudited) and October 31, 1999.

                 Statement of Operations (Unaudited) for the three-month period ended July 31, 2000, the fiscal year to date July 31, 2000, the three-month period ended July 31, 1999 and the six-month period ended July 31, 1999.

                 Statement of Changes in Net Assets (Unaudited) for the three-month period ended July 31, 2000, the fiscal year to date July 31, 2000, the three-month period ended July 31, 1999 and the six-month period ended July 31, 1999.

                 Statement of Cash Flows (Unaudited) for the six-month period ended July 31, 2000, and the six-month period ended July 31, 1999.

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

SIGNATURES




PART I.      FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS

EXCELSIOR PRIVATE EQUITY FUND II, INC.                                    FISCAL YEAR END:  OCTOBER 31, 2000
PORTFOLIO OF INVESTMENTS                                                        QUARTER ENDED: JULY 31, 2000
------------------------------------------------------------------------------------------------------------


                                                        JULY 31, 2000               OCTOBER 31, 1999
                                                 ----------------------------  ----------------------------
PORTFOLIO STRUCTURE

   PORTFOLIO COMPANIES                            $116,558,351        38.38%     $102,068,711       41.64%

   PRIVATE FUNDS                                    76,408,931        25.16%       24,103,891        9.83%

   PUBLICLY TRADED COMPANIES                        60,792,032        20.02%               --           --

   SHORT-TERM INVESTMENTS:                                  --           --

     COMMERCIAL PAPER                                       --           --        70,770,253       28.87%

     CORPORATE BONDS                                        --           --         1,000,526        0.41%

     U.S. GOVERNMENT & AGENCY OBLIGATIONS           51,829,867        17.07%       43,900,267       17.91%

     INVESTMENT COMPANIES                           12,998,556         4.28%       12,864,651        5.25%
                                                 --------------  ------------  --------------- ------------

   TOTAL INVESTMENTS                               318,587,737       104.90%      254,708,299      103.91%
   OTHER ASSETS & LIABILITIES (NET)               (14,891,195)        -4.90%      (9,601,385)       -3.91%
                                                 --------------  ------------  --------------- ------------

   NET ASSETS                                     $303,696,542       100.00%     $245,106,914      100.00%
                                                 ==============  ============  =============== ============




EXCELSIOR PRIVATE EQUITY FUND II, INC.                                    FISCAL YEAR END:  OCTOBER 31, 2000
PORTFOLIO OF INVESTMENTS                                                        QUARTER ENDED: JULY 31, 2000
------------------------------------------------------------------------------------------------------------


      PORTFOLIO
     AMOUNT/SHARES                                                               COUPON             VALUE
                                                                              --------------     ------------
U.S. GOVERNMENT AGENCY OBLIGATIONS - 17.07%
       12,000,000    Federal Home Loan Bank, 8/01/00                              6.43%        $  12,000,000
       40,000,000    Federal Home Loan Bank, 8/25/00                              6.38%           39,829,867
                                                                                                 ------------
      TOTAL U.S. GOVERNMENT AGENCY OBLIGATIONS                                                    51,829,867
     (Cost $51,829,867)

PUBLICLY TRADED COMPANIES - 20.02%
           13,028    Vignette Corp.                                                                  441,323
            3,715    Sciquest.Com, Inc.                                                               36,337
        3,574,185    Life Minders, Inc.                                                           60,314,372
                                                                                                 ------------
     TOTAL PUBLICLY TRADED COMPANIES                                                              60,792,032
     (Cost $10,698,148)

PRIVATE INVESTMENT FUNDS - 25.15%
                     Advanced Technology Ventures, LP                                              3,499,150
                     Brand Equity Ventures I, LP                                                   2,702,805
                     Brentwood Associates Buyout Fund II, LP                                       1,810,803
                     Broadview Capital Partners, LP                                                2,138,036
                     Commonwealth Capital Ventures II, LP                                          2,619,094
                     Communications Ventures III, LP                                              20,239,374
                     Friedman, Fleischer & Lowe LLC, LP                                              751,534
                     Mayfield Fund X, LP                                                           7,059,017
                     MidAtlantic Venture Fund III, LP                                              8,015,159
                     Morgenthaler Venture Partners V, LP                                          16,140,807
                     Quad-C Partners V, LP                                                         4,146,805
                     Sevin Rosen Fund VI, LP                                                       2,892,025
                     Trinity Ventures VI, LP                                                       4,394,322
                                                                                                 ------------
     TOTAL PRIVATE INVESTMENT FUNDS                                                               76,408,931
     (Cost $37,457,484)

PRIVATE COMPANIES  - 38.38%
     BIOTECHNOLOGY - 1.87%
        7,100,000    Protogene Inc.                                                                5,680,000
                                                                                                 ------------

        COMPUTER SOFTWARE - 2.30%
        1,151,315    Constellar Corp., Series C                                                    6,999,995
                                                                                                 ------------
        EDUCATIONAL SERVICES - 6.80%
            7,548    Advantage Schools, Inc., Series C                                             8,722,514
          181,937    Advantage Schools, Inc., Series D                                             2,102,482
          388,810    Classroom Holdings, Inc. (Preferred)                                          6,819,961
          173,811    Classroom Holdings, Inc., Series C (Preferred)                                2,999,978
                                                                                                 ------------
                                                                                                  20,644,935
                                                                                                 ------------
        INTERNET SERVICES - BUSINESS - 15.89%
          781,766    Captura Software, Inc., Series D (Preferred)                                  7,262,606
        1,113,053    ePod Corp.                                                                    2,621,240
        2,388,345    Firstsource                                                                  10,000,000
          583,333    Killerbiz, Inc.                                                                 583,333
        5,544,407    Marketfirst Software, Inc.                                                    5,850,000
        2,000,100    My Seasons.Com, Inc.                                                          2,000,100
        7,613,967    Managemark, Inc.                                                              5,500,002
        4,285,715    BPA Systems Inc.                                                              5,000,144
        1,676,229    ReleaseNow.com, Series D (Preferred)                                          8,381,145
          115,000    ReleaseNow.com, Series E (Preferred)                                            575,000
          100,000    ReleaseNow.com, Series F (Preferred)                                            500,000
                                                                                                 ------------
                                                                                                 ------------
                                                                                                  48,273,570
                                                                                                 ------------
        MEDICAL DEVICES - 5.01%
        5,624,144    Curon Medical                                                                 7,624,144
        1,123,059    SurVivaLink Corp., Series B                                                   7,584,999
                                                                                                 ------------
                                                                                                  15,209,143
                                                                                                 ------------
        SEMICONDUCTORS - 4.64%
        7,960,371    PowerSmart, Inc., Series A                                                    7,960,371
        4,850,000    PowerSmart, Inc., Common                                                      5,128,390
          530,786    PowerSmart, Inc. Private Placement                                            1,000,001
                                                                                                 ------------
                                                                                                  14,088,762
                                                                                                 ------------
        WIRELESS RADIO EQUIPMENT - 1.65%
        3,033,981    Zeus Wireless, Inc.                                                           5,000,001
                                                                                                 ------------

     WARRANTS - 0.22%
        EDUCATIONAL SERVICES - 0.02%
           46,219    Advantage Schools, Inc., Series D                                                46,293
        SOFTWARE DISTRIBUTION SERVICES - 0.20%
          173,913    Captura Software, Inc., Series D                                                615,652
                                                                                                 ------------
                                                                                                 ------------
   TOTAL PRIVATE COMPANIES                                                                       116,558,351
    (Cost $96,826,612)

INVESTMENT COMPANIES - 4.28%
        7,665,381    Dreyfus Treasury Cash Management Fund                                         7,665,381
        5,286,775    Fidelity Cash Portfolio, U.S. Treasury II                                     5,286,775
           46,400    Dreyfus Government Cash Management Fund                                          46,400

                                                                                                 ------------
     TOTAL INVESTMENT COMPANIES (COST $12,998,556)                                                12,998,556
                                                                                                 ------------

TOTAL INVESTMENTS (COST $209,810,667)                                                104.90 %    318,587,737
OTHER ASSETS & LIABILITIES (NET)                                                       4.90      (14,891,195)
                                                                              --------------     ------------
NET ASSETS                                                                           100.00 %  $ 303,696,542
                                                                              ==============     ============




EXCELSIOR PRIVATE EQUITY FUND II, INC.                                     FISCAL YEAR END:  OCTOBER 31, 2000
STATEMENT OF ASSETS AND LIABILITIES                                             QUARTER ENDED:  JULY 31, 2000
-------------------------------------------------------------------------------------------------------------


ASSETS                                                              JULY 31, 2000          OCTOBER 31, 1999
--------------------------------------------                      ---------------          ----------------

Investment Securities, at Cost                                   $    209,810,667           $   222,252,794
                                                                  ===============            ==============

Investment Securities, at Value                                       318,587,737               254,708,299


Cash                                                                      356,854                       136
Receivables:
  Interest                                                                 78,695                   241,822
  For Investments Sold                                                  5,712,479                 1,705,909
Prepaid Assets                                                             54,557                    28,269


             TOTAL ASSETS                                             324,790,322               256,684,435
                                                                   --------------            --------------

LIABILITIES

Managing Investment Advisory Fees Payable                               7,017,060                 5,599,309
Deferred Incentive Fees Payable                                        13,877,138                 5,837,077
Administration & Shareholder Servicing Fees Payable                        32,829                    14,499
Directors Fees Payable                                                     51,439                    43,500
Accrued Expenses and Other Payables                                       115,314                    83,136
                                                                -----------------          ----------------

             TOTAL LIABILITIES                                         21,093,780                11,577,521
                                                                  ---------------            --------------

NET ASSETS                                                        $   303,696,542            $  245,106,914
                                                                   ==============             =============

NET ASSETS CONSIST OF

Accumulated Undistributed Net Investment
Income                                                          $       4,665,428            $    5,259,727
Acumulated Net Realized Gain/Loss on Investments                       18,552,928                22,825,393
Net Unrealized Appreciation of Investments                            108,777,070                32,455,505
Allowance for Management Incentive                                    (23,616,730)                 (227,752)
Par Value                                                                   1,957                     1,957
Paid In Capital in Excess of Par Value                                195,315,889               195,315,889
                                                                   --------------             -------------

             TOTAL NET ASSETS                                     $   303,696,542            $  245,106,914
                                                                   ==============             =============


Shares of Common Stock Outstanding                                        195,730                   195,730
                                                                   --------------             -------------

NET ASSET VALUE PER SHARE                                        $       1,551.61            $     1,252.27
                                                                  ===============             =============





EXCELSIOR PRIVATE EQUITY FUND II, INC.                                                   FISCAL YEAR END:  OCTOBER 31, 2000
STATEMENT OF OPERATIONS                                                                       QUARTER ENDED:  JULY 31, 2000
---------------------------------------------------------------------------------------------------------------------------


                                                                              FISCAL YEAR                        FISCAL YEAR
INVESTMENT INCOME                                          QUARTER ENDED        TO DATE       QUARTER ENDED        TO DATE
                                                           JULY 31, 2000     JULY 31, 2000     JULY 31,1999      JULY 31,1999
                                                         ---------------     -------------     ------------      ------------

Interest Income                                          $       758,225   $    3,025,257    $     1,673,265  $     5,220,400
                                                          ---------------    -------------     -------------    -------------

         TOTAL INCOME                                            758,225        3,025,257          1,673,265        5,220,400
                                                          ---------------    -------------     -------------    -------------


EXPENSES

Management Investment Advisory Fees                            1,038,888        3,268,372            673,126        1,683,034
Administrative Fees & Shareholder Servicing Fees                  16,715           49,783             16,551           47,947
Custodial Fees                                                    17,996           52,740             25,748           46,037
Legal Fees                                                        27,651          100,738             28,088          101,912
Audit and Other Professional Service Fees                         17,838           31,761              6,553           19,446
Directors' Fees and Expenses                                      15,049           51,639             10,964           32,536
Shareholder Reports                                                2,371            6,198              1,638            4,862
Insurance Expense                                                 19,574           56,841             17,093           46,328
Interest Expense                                                      --               --                 --           16,336
Miscellaneous Expense                                                377            2,686                503              998
                                                          ---------------    -------------     -------------    -------------

         TOTAL EXPENSES                                        1,156,459        3,620,398            780,264        1,999,436

Fees Waived and Reimbursed by Advisor                                 --               --                 --               --

         NET EXPENSES                                          1,156,459        3,620,398            780,264        1,999,436
                                                          ---------------    -------------     -------------    -------------

NET INVESTMENT INCOME (LOSS)                                    (398,234)        (595,141)           893,001        3,220,964
                                                          ---------------    -------------     -------------    -------------

REALIZED AND UNREALIZED GAIN (LOSS)
ON INVESTMENTS

Net Realized Gain on Securities Transactions                 27,357,925        27,685,209          8,812,595        9,234,096

Change in Unrealized Appreciation
  on Investments                                            (64,660,822)       76,322,406         15,942,539       31,903,204
                                                         ---------------    -------------      -------------    -------------

NET REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS                                            (37,302,897)      104,007,615         24,755,134       41,137,300


Change in Management Incentive Fee                           11,128,774       (12,865,173)        (1,709,461)      (1,793,643)
                                                         ---------------    -------------      -------------    -------------
NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS                              $  (26,572,357)    $  90,547,301       $ 23,938,674     $ 42,564,621
                                                         ===============    =============       ============     ============



EXCELSIOR PRIVATE EQUITY FUND II, INC.                                             FISCAL YEAR END:  OCTOBER 31, 2000
STATEMENT OF CHANGES IN NET ASSETS                                                      QUARTER ENDED:  JULY 31, 2000
---------------------------------------------------------------------------------------------------------------------



                                                                            FISCAL YEAR                           FISCAL YEAR
                                                        QUARTER ENDED         TO DATE         QUARTER ENDED          TO DATE
                                                        JULY 31, 2000      JULY 31, 2000      JULY 31, 1999      JULY 31, 1999
                                                        -------------      -------------      -------------      -------------

OPERATIONS:

Net Investment Loss                                    $     (398,234)  $       (595,141)  $        893,001   $     3,220,964
Net Ralized Gain on Investments                            27,357,925         27,685,209          8,812,595         9,234,096
Change in Unrealized Appreciation
  on Investments                                          (64,660,822)        76,322,406         15,942,539        31,903,204
Change in Allowance for Management Incentive Fee
                                                           11,128,774        (12,865,173)        (1,709,461)       (1,793,643)
                                                       --------------     ---------------     --------------     -------------

Net Increase (Decrease) in Net Assets
  Resulting From Operations                               (26,572,357)        90,547,301         23,938,674        42,564,621

DISTRIBUTIONS TO SHAREHOLDERS:

From Net Investment Income                                         --                 --                 --        (7,669,460)
From Net Realized Gain on Investments                              --        (31,957,673)                --                --
                                                       ----------------- ----------------   ----------------   -----------------

NET INCREASE (DECREASE) IN NET ASSETS                     (26,572,357)        58,589,628         23,938,674        34,895,161

NET ASSETS:
     Beginning of Period                                  330,268,899        245,106,914        213,217,750       202,261,263
                                                        -------------      -------------      -------------     -------------

     End of Period                                     $  303,696,542     $  303,696,542     $  237,156,424    $  237,156,424
                                                        =============      =============      =============     =============





EXCELSIOR PRIVATE EQUITY FUND II, INC.                                     FISCAL YEAR END:  OCTOBER 31, 2000
STATEMENT OF CASH FLOWS                                                         QUARTER ENDED:  JULY 31, 2000
-------------------------------------------------------------------------------------------------------------


                                                                     FISCAL YEAR TO DATE        FISCAL YEAR TO DATE
                                                                        JULY 31, 2000              JULY 31, 1999
                                                                        -------------              -------------

CASH FLOWS FROM INVESTING AND OPERATING
  ACTIVITIES:

Proceeds from Sales of Investments                                  $   1,298,136,306         $    2,263,707,567
Purchases of Investments                                               (1,324,240,203)            (2,282,141,214)

Net Decrease in Short Term Investments                                     63,707,274                 23,051,766

Investment Income                                                           1,708,965                  4,821,470

Operating Expenses Paid                                                    (6,994,658)                 1,790,276)
                                                                       ----------------          -----------------

Net Cash Provided for Investing and Operating Activities                   32,317,684                  7,649,313
                                                                       ---------------           -----------------


CASH FLOWS FROM FINANCING ACTIVITIES:

Distributions Paid                                                        (31,960,967)                (7,669,773)
                                                                       ---------------           -----------------

Net Cash Used by Financing Activities                                     (31,960,967)                (7,669,773)
                                                                       ---------------           -----------------

Net Decrease in Cash                                                          356,717                    (20,460)

CASH AT BEGINNING OF YEAR:                                                        137                     20,601
                                                                       ------------------        ------------------

CASH AT END OF YEAR:                                                $         356,854         $              141
                                                                       ------------------        ------------------
                                                                    $                         $




(1)      Significant Accounting Policies

         Excelsior Private Equity Fund II, Inc. (the "Company") was incorporated under the laws of the State of Maryland on March 20, 1997 and is registered under the Securities Exchange Act of 1934, as amended, as a non-diversified, closed-end management investment company which has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Company commenced operations on October 8, 1997.

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

(2)      Purchases and Sales of Securities:

         Purchase and sales of securities for the three-month period ended July 31, 2000, excluding short-term investments, for the Company aggregated $8,483,333 and $29,102,807, respectively. At July 31, 2000, the Company had outstanding investment commitments totaling $19,011,806.


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------

THREE-MONTH PERIOD ENDED JULY 31, 2000 AS COMPARED TO
THE SIMILAR PERIOD IN 1999

The Company's net asset value per common share was $1,551.61 at July 31, 2000, down $135.76 per share from the net asset value per common share of $1,687.37 at April 30, 2000. The decrease resulted primarily from the decrease in value of Lifeminders, Inc., offset by increases in the Company's holdings of Communications Ventures, III and Morgenthaler Venture Partners V. The Company's net asset value per common share was $1,211.65 at July 31, 2000, up $122.30 per share from the net asset value per common share of $1,089.35 at April 30, 1999.

REALIZED AND UNREALIZED GAINS AND LOSSES FROM PORTFOLIO INVESTMENTS
-------------------------------------------------------------------

For the three months ended July 31, 2000 and 1999, the Company had a net realized gain/(loss) on security transactions of $27,357,925 and $8,812,595, respectively. The realized gains are principally the result of sales of Lifeminders as well as sales of Cisco Systems, Broadcom and Check Free Holdings. For the three months ended July 31, 2000 and 1999, the Company had a net change in unrealized appreciation/(depreciation) on investments of ($64,660,822) and $15,942,539, respectively. The change in unrealized appreciation/(depreciation) is principally the result of a decline in the value of Lifeminders.

INVESTMENT INCOME AND EXPENSES
------------------------------

For the three months ended July 31, 2000, the Company had interest income of $758,225 and net operating expenses of $1,156,459, resulting in net investment loss of $398,234. For the three months ended July 31, 1999, the Company had interest income of $1,673,265 and net operating expenses of $780,264, resulting in net investment income of $893,001. The primary reason for the decline in interest income was the decline of assets invested in short-term instruments and an increase in assets invested in private companies and private funds.

United States Trust Company of New York (the "Managing Investment Adviser") provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the quarters ended July 31, 2000 and 1999, the Managing Investment Adviser earned $1,038,888 and $673,126 in management fees, respectively. In addition, for the quarters ended July 31, 2000 and 1999, the change in allowance for the Management Incentive Fee was ($11,128,774) and $1,709,461, respectively.

NET ASSETS
----------

At July 31, 2000, the Company's net assets were $303,696,542, a decrease of $26,572,357 from net assets of $330,268,899 at April 30, 2000. At July 31,
1999, the Company's net assets were $237,156,424, an increase of $23,938,674 from net assets of $213,217,750 at April 30, 1999.

CASH FLOWS
----------

For the fiscal year to date ended July 31, 2000, the Company's net cash provided for investing and operating activities was $32,317,684, an increase of $24,044,063 over the same period in fiscal 1999. This increase was principally the result of the Company continuing to make initial and follow-on investments in portfolio companies while meeting capital calls for all its private fund investments.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company focuses its investments in the private equity securities of later-stage venture capital companies and middle-market companies which the Company believes offer significant long-term capital appreciation. The Company may offer managerial assistance to certain of these companies. The Company invests its available cash in short-term investments of marketable securities to provide the liquidity necessary to make portfolio investments as investment opportunities arise. During the quarter ended July 31, 2000, the Company made follow-on investments in Curon Medical, ePod, Killerbiz, Managemark and Marketfirst Software.

At July 31, 2000, the Company held $356,854 in cash and $318,587,737 in investments. At July 31, 2000, investments included $116,558,351 in portfolio companies, $60,792,032 in public companies, $76,408,931 in private funds, $51,829,867 in government agency obligations, and $12,998,556 in investment companies. At April 30, 2000, investments included $248,837,949 in portfolio companies, $59,315,124 in private investment funds, $12,579,389 in investment companies, $39,928,133 in government agency obligations. These changes were primarily the result of the investment activity discussed above.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

EQUITY PRICE RISK
-----------------

A significant portion of the Company's investment portfolio consists of equity securities in private companies and private investment funds which are not publicly traded. These investments are recorded at fair value as determined by the Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk. Nevertheless, the Company is exposed to equity price risk through its investment in the equity securities of three public companies. At July 31, 2000, this publicly traded equity securities was valued at $60,792,039. Thus, there is exposure to equity price risk, which is estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, and would result in a decrease of approximately $6,079,203 in the value of these securities. Actual results may differ.


PART II.     OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS.

              Not Applicable

ITEM 2.      CHANGES IN SECURITIES.

             None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

             None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

The Annual Meeting of Shareholders of the Company was held at the offices of United States Trust Company 114 West 47th Street, New York, New York 10036 at 10:00 a.m. (New York time) (the "Meeting"). Of the 195,730 shares outstanding as of April 24, 2000, the record date for the Meeting, 127,623 were present or represented by proxy at the Meeting. The shareholders of the Company approved the following matters: (i) to elect each of Mr. Bernstein, Mr. Hover, Mr. Murphy and Mr. Imbimbo as directors of the Company, (ii) to approve or disapprove a new investment advisory agreement among the Company, United States Trust Company of New York and U.S. Trust Company, (iii) to approve and ratify or disapprove and reject the payments previously made to United States Trust Company of New York and U.S. Trust Company pursuant to the investment advisory agreement and the Board of Directors' determinations with respect thereto, and (iv) to ratify or reject the selection of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending October 31, 2000. The results of the voting for each of these proposals were as follows:

1.       Election of Directors:
                                              For            Withheld
                                           --------         ----------
         John C. Hover II                   126,409           1,214
         Gene M. Bernstein                  126,384           1,239
         Stephen V. Murphy                  126,309           1,314
         Victor F. Imbimbo, Jr.             126,409           1,214

2.       To approve the new investment advisory agreement:

         For:    125,541
         Against:  1,004
         Abstain:  1,078

3. To approve and ratify payments previously made to United States Trust Company of New York and U.S. Trust Company, etc.:

         For:    106,284
         Against:  2,305
         Abstain: 19,034

4. To ratify Ernst & Young LLP as independent accountants for the fiscal year ending October 31, 2000:

         For:    126,210
         Against:    880
         Abstain:    533


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



                                        EXCELSIOR PRIVATE EQUITY FUND II, INC.


Date:  September 14, 2000               By: /s/ David I. Fann
                                            ________________________________
                                            David I. Fann, President
                                            (Principal Executive Officer)


Date:  September 14, 2000               By: /s/ Brian F. Schmidt
                                            ________________________________
                                            Brian F. Schmidt, Treasurer
                                            (Principal Financial and
                                            Accounting Officer)