Form 10-K
period 2000-10-31
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2001-01-29
CIK 1036052

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K

(MARK ONE)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended October 31, 2000

                              OR

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______ to ______

                     Commission file number: 000-22277

                   EXCELSIOR PRIVATE EQUITY FUND II, INC.
           (Exact Name of Registrant as Specified in Its Charter)

              MARYLAND                                22-3510108
   (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
   Incorporation or Organization)

                            114 WEST 47TH STREET
                       NEW YORK, NEW YORK 10036-1532
                  (Address of Principal Executive Offices)

     Registrant's telephone number, including area code: (212) 852-1000

      Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act:
                   COMMON STOCK $0.01 PAR VALUE PER SHARE
                              (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant's common stock is not listed on any exchange nor does it trade on any established securities market or other public market.

As of December 31, 2000 there were 195,730 shares outstanding of the registrant's common stock.


                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 16, 2001 are incorporated by reference herein, including into Part III (Items 10, 11, 12 and 13) to this
Form 10-K.




                             TABLE OF CONTENTS

                                                                     Form 10-K
Item No.                                                            Report Page
--------                                                            -----------
                                   PART I

     1.        Business                                                   1
     2.        Properties                                                 5
     3.        Legal Proceedings                                          5
     4.        Submission of Matters to a Vote of Security Holders        5

                                  PART II

     5.        Market for Registrant's Common Equity and Related
               Stockholder Matters                                        5
     6.        Selected Financial Data                                    6
     7.        Management's Discussion and Analysis of Financial
               Condition and Results of                                   6
               Operations
     7A.       Quantitative and Qualitative Disclosures About Market
               Risk                                                       7
     8.        Financial Statements and Supplementary Data                7
     9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                       19

                                  PART III

     10.       Directors and Executive Officers of the Registrant        19
     11.       Executive Compensation                                    20
     12.       Security Ownership of Certain Beneficial Owners
               and Management                                            20
     13.       Certain Relationships and Related Transactions            20

                                  PART IV

     14.       Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                       21




------------------------------------------------------------------------------
                   FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company's prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. The Company's future results may differ materially from its historical results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. A description of such risk factors may be found in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 16, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after October
31, 2000. Readers should pay particular attention to the considerations described in the sections of this report entitled "Business" and
"Management's Discussion and Analysis of Financial Condition and the
Results of Operations." Readers should also carefully review the risk factors described in the other documents the Company files, or has filed, from time to time with the Securities and Exchange Commission.
------------------------------------------------------------------------------


                                   PART I

ITEM 1.       BUSINESS

OVERVIEW

           Excelsior Private Equity Fund II, Inc. (the "Company" or the "Fund") is a Maryland corporation organized on March 20, 1997. The Company is a non-diversified, closed-end management investment company operating as a business development company under the Investment Company Act of 1940, as amended, and, in connection with its initial offering of shares, registered said offering of shares under the Securities Act of 1933, as amended. The Company's investment objective is to achieve long-term capital appreciation by investing in private later-stage venture capital and private middle-market companies and in certain venture capital, buyout and private equity funds that the Managing Investment Adviser (defined herein) believes offer significant long-term capital appreciation.

           United States Trust Company of New York and U.S. Trust Company (together, the "Managing Investment Adviser" or "U.S. Trust") provide investment management services to the Company pursuant to a management agreement dated July 18, 2000 (the "Management Agreement"). The Managing Investment Adviser is a subsidiary of U.S. Trust Corporation. On May 31, 2000, U.S. Trust Corporation became an indirect wholly owned subsidiary of The Charles Schwab Corporation. All officers of the Company are employees and/or officers of the Managing Investment Adviser. The Managing Investment Adviser is responsible for performing the management and administrative services necessary for the operation of the Company.

           Pursuant to a Registration Statement on Form N-2 (File No. 333-23811) which was declared effective on June 2, 1997, the Company publicly offered up to 200,000 shares of common stock at $1,000 per share. The Company held its initial and final closings on each of October 8, 1997 and November 19, 1997 representing over $155.5 million and $40.2 million, respectively. The Company sold a total of 195,730 shares in the public offering for gross proceeds totaling $195,730,000 (after taking into account one share purchased for $1,000 on March 20, 1997, by Douglas A. Lindgren, the Company's Executive Vice President and Chief Investment Officer). Shares of the Company were made available through UST Financial Services Corp. (the "Selling Agent") to clients of U.S. Trust and its affiliates who met the Company's investor suitability standards.

           In connection with the public offering of the Company's shares, the Managing Investment Adviser paid to the Selling Agent a commission totaling $60,000. The Company incurred offering and organizational costs associated with the public offering totaling $417,154. Net proceeds to the Company from the public offering, after offering and organizational costs, totaled $195,362,846.

           The Company's Articles of Incorporation provide that the duration of the Company will be ten years from the final closing of the sale of the shares, subject to the rights of the Managing Investment Adviser and the investors to extend the term of the Company.

PORTFOLIO INVESTMENTS

     Through October 31, 2000, the Company has committed 91% and invested 83% of the initial capital raised. The Company 's portfolio construction was completed in its third year of existence. The Company has made a total of 20 direct investments and invested in 13 private investment funds. With respect to direct investments, two companies have been sold and two have been taken public. In addition, the Company has received meaningful distributions from several private investment funds.

DIRECT INVESTMENTS

INVESTMENTS SOLD

o SOFTCOM MICROSYSTEMS, INC., Fremont, CA, designs, develops and markets data acceleration products used in high-speed communications networks. Softcom's single-chip network accelerator solutions and integrated subsystems provide processing capabilities which help alleviate the "data bottleneck" at the point where baseband Local Area Network traffic moves on to a high-speed broadband Internet backbone. In August 1999, Softcom was sold to Intel for cash. The Company realized a 3.7x return on its $4.2 million investment.

o WNP COMMUNICATIONS, INC., Reston, VA, acquired broadband spectrum covering 30 of the top 50 markets in the United States in the Local Multipoint Distribution Services auction conducted by the Federal Communications Commission in 1998. In May 1999, the company was acquired by NextLink, a leading wireless communication services provider, for cash and stock. The Company has sold all of its stock of NextLink and realized a 2.24x return on its $5.9 million investment.

INVESTMENTS HELD -- PUBLIC

o    CURON MEDICAL, INC. (NASDAQ: CURN) (formerly known as
     Conway-Stuart Medical, Inc.), Sunnyvale, CA, develops and markets medical devices for the treatment of gastrointestinal diseases using radio frequency delivered though a catheter. Curon completed its initial public offering in September 2000. The Company invested $6 million in Curon at an average cost of $2.63 per share and currently holds 2.3 million shares. As of October 31, 2000, Curon was trading at approximately $11 3/8 per share.

o LIFEMINDERS, INC. (NASDAQ: LFMN), Herndon, VA, is an online direct marketing company that provides personalized information and advertisements via email to a community of members. Email messages contain helpful reminders and tips that enable its members to better organize and manage their lives. In November 1999, the company completed its initial public offering. The Company has invested $11.5 million in LifeMinders at an average cost of $2.70 per share and the company's stock, as of October 31, 2000, was trading at $11 5/8 per share. To date, the Company has sold 735,000 shares of LifeMinders and has realized $26 million in proceeds.

INVESTMENTS HELD -- PRIVATE

o ADVANTAGE SCHOOLS, INC., Boston, MA, is a for-profit provider of public school education management services. Advantage manages charter schools in troubled urban school districts in cooperation with local partners. Its schools are publicly-funded, receiving per-student capitalization rates generally consistent with those received by other schools in the district.

o BPA SYSTEMS, INC., Austin, TX, develops fulfillment software that helps Internet-enabled companies rapidly take advantage of e-commerce opportunities. The BPA products suite allows large global companies as well as Internet startups to fully integrate their existing supply chains with their e-commerce web sites.

o CAPTURA SOFTWARE, INC., Bothell, WA, develops and provides expense management software and service solutions for large companies. The company's products significantly increase the efficiency and lower the cost of expense reports by providing a web-based software application that automates much of the process. On October 12, 2000, Captura filed an S-1 registration statement with the SEC for up to $70 million for its initial public offering of its common stock. The lead underwriter for the offering will be Banc of America Securities, LLC. The other managing underwriters include U.S. Bancorp Piper Jaffray, Wit SoundView, and Pacific Crest Securities.

o CLASSROOM CONNECT, INC., Los Angeles, CA, is a provider of Internet-based educational products for students in the kindergarten to eighth grade market. The company's product and service offerings include proprietary instruction guides, teaching plans, seminars and unique Internet content. The company is targeting teachers and school districts wishing to incorporate the Internet into the classroom.

o EPOD CORP., New York, NY, provides distributed e-commerce, content syndication and rich media advertising services to manufacturers, retailers, web publishers and content providers in the entertainment, retail and advertising industries. The ePod.com commerce network uses a common merchandising infrastructure whereby companies can promote and sell products by packaging and distributing content and merchandise through commerce-enabled showcases called ePods.

o FIRSTSOURCE CORP., Santa Ana, CA, is the largest full service provider of e-procurement infrastructure solutions for both buyers and sellers. firstsource Corp.'s proprietary technology platform, inpowr FSP, has been developed over the past seven years with over seven million dollars invested, and has handled over one million procurement transactions. Each transaction is managed end-to-end by firstsource, including determination of inventory availability, order processing, customer services, fulfillment, collections and returns management.

o KILLERBIZ, INC., Santa Clara, CA, is an online business-to-business marketplace and software solution connecting small businesses to suppliers of goods and services. The company is dedicated to reducing the time and costs associated with services procurement while providing sellers with a cost effective means to access and respond to qualified sales leads. The KillerBiz web site offers a business-to-business marketplace that leverages both Extensive Mark-up Language and patent-pending Intelligent Trained Agent technology.

o MARKETFIRST SOFTWARE, INC., Mountain View, CA, develops and markets hosted e-marketing software and services targeting middle-market corporations. The company's solution is focused on enabling and managing interactive marketing campaigns through the Internet. The company's customers are motivated by the prospect of increasing customer revenue, improving customer relationships and reducing costs by automating key marketing functions with the MarketFirst solution.

o MYSEASONS.COM, INC., New York, NY, is a business-to-consumer and business-to-business Internet commerce site aimed at selling gardening and related horticultural products, as well as providing associated content to the gardening community.

o POWERSMART, INC., Shelton, CT, is a provider of "smart" battery management products designed to maximize battery run-times and safety in laptop computers, cellular telephones and camcorders as well as a variety of hand-held electronic devices. PowerSmart recently introduced two new lines of Application Specific Integrated Circuits and electronic modules that offer performance and flexibility at competitive prices. PowerSmart was formed as a spin-off of technology and related assets from Duracell.

o PROTOGENE LABORATORIES, INC., Palo Alto, CA, is a developer and manufacturer of DNA gene chip technology used in molecular biology and genetic research. The company's products allow for flexible, short-run testing of genetic expression that has broad applications in genetic research and pharmaceutical development.

o RELEASENOW, INC., Menlo Park, CA, is an outsourced provider of e-commerce services for vendors and resellers of software and other digital goods. ReleaseNow provides software publishers, software resellers and content-driven web sites with technology and services to establish an Internet-based sales and distribution channel.

o SURVIVALINK CORPORATION, Minnetonka, MN, designs, develops, manufactures, and markets automated external defibrillators (AEDs), which are portable, emergency medical devices that deliver electrical shocks to resuscitate victims of cardiac arrests. SurVivaLink's AEDs are small, lightweight and easy to use, making them suitable for law enforcement personnel, firefighters and paramedics.

o ZEUS WIRELESS, INC., Columbia, MD, builds and markets long-range frequency hopping radios for commercial and industrial facilities. The company utilizes radio frequency technology as a substitute for wire with comparable range, reliability and security at a lower price while offering the flexibility associated with wireless solutions.

INVESTMENTS WRITTEN-OFF

o CONSTELLAR CORPORATION, Redwood Shores, CA, a provider of enterprise application integration software and services to large organizations in North America, Europe and Australia, was sold in an asset purchase transaction to the Data Mirror Group. The purchase price was $15 million, which was used to satisfy the company's debts. Although the transaction calls for certain contingency payments to shareholders, the investment has been fully written-off.

o MANAGEMARK, INC. (formerly known as On the Go Software, Inc.), Sunnyvale, CA, is an Internet application software company focused on developing finance and administration software and services for small and middle-market firms. The company's bank foreclosed on its credit line when Managemark failed to raise additional capital. Consequently, it is likely that the Company will not receive any proceeds from this investment and will realize a loss of approximately $5.5 million.

INVESTMENTS IN THIRD-PARTY INVESTMENT FUNDS

o ADVANCED TECHNOLOGY VENTURES V, LP ("ATV V") is an early-stage focused fund targeting information technology and health care markets. The Company has received distributions of Vignette common stock from ATV V.

o BRAND EQUITY VENTURES I, LP ("BEV") is focused on investing broadly across the consumer sector, particularly in branded opportunities within e-commerce, retailing, and direct response markets. The Company has received stock distributions of Cyberian Outpost and Alloy Online from BEV.

o BRENTWOOD ASSOCIATES III, LP ("BA III") is focused on middle-market buyouts and consolidations. BA III's strategy is to identify industries with consolidation characteristics, develop a strategy for implementation and recruit management to execute that strategy.

o BROADVIEW CAPITAL PARTNERS, LP is focused on buyouts, recapitalizations and growth financings within the technology sector.

o COMMONWEALTH VENTURES II, LP ("CV II") invests in early to later-stage information technology companies in the New England region. CV II maintains a particular focus on communications technology, Internet software and services and e-commerce companies. The Company has received a distribution of Cisco Systems common stock from CV II.

o COMMUNICATIONS VENTURES III LP ("CV III") targets early-stage companies exclusively in the communications sector. In October, two of CV III's portfolio companies, Sitesmith and Entera, were acquired by Metromedia Fiber Network and CacheFlow, respectively.

o FREIDMAN, FLEISCHER & LOWE, LP is a fund focused exclusively on participation in middle-market buyouts.

o MAYFIELD X, LP invests in early-stage information technology and healthcare companies, primarily located in Silicon Valley. To date, Mayfield X has distributed shares of Aether common stock to the Company.

o MID-ATLANTIC VENTURE FUND III, LP ("MAVF III") invests in early and expansion-stage companies throughout the Mid-Atlantic region of the United States. The principals of MAVF III have significant investment experience and, over the years, have established a presence within the investment community in the Mid-Atlantic region.

o MORGENTHALER VENTURE PARTNERS V, LP ("MVP V") is primarily an early-stage venture fund, investing largely in information technology and healthcare companies but also invests in buyouts of basic businesses. The Company has received distributions of CheckFree Holdings common stock from MVP V.

o QUAD-C PARTNERS V, LP is focused on taking control positions in leveraged acquisitions and recapitalizations of middle-market companies.

o SEVIN ROSEN FUND VI, LP ("Sevin Rosen") invests in early-stage technology companies, focusing specifically on companies in communications and eBusiness infrastructure and solutions, as well as those companies with Internet-enabled business models. From Sevin Rosen, the Company has received stock distributions of Vitesse Semiconductor, Cisco Systems and Broadcom.

o TRINITY VENTURES VI, LP ("Trinity") is an early to later-stage fund, which invests in the software, communications and electronic commerce sectors. The Company received distributions of Sciquest shares and cash from Trinity.

COMPETITION

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

EMPLOYEES

         At October 31, 2000, the Company had no full-time employees. All personnel of the Company are employed by and compensated by the Managing Investment Adviser pursuant to the Management Agreement.

ITEM 2.       PROPERTIES

         The Company does not own or lease any physical properties.

ITEM 3.       LEGAL PROCEEDINGS

         None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                  PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         The Company has 200,000 shares authorized. As of December 31, 2000, 195,730 shares were issued and outstanding. There is no established securities market or other public market for the Company's shares.

DIVIDENDS

         Fiscal Year Ended October 31, 2000. On December 17, 1999, the Company paid a dividend in the amount of $137.71 per share, $88.70 of that amount being long-term capital gain and $49.01 of that amount being return of capital. On December 23, 1999, the Company paid a dividend of $25.56 per share of short-term capital gain. On October 31, 2000, the Company paid a dividend of $160.70 per share, $156.11 of that amount being long-term capital gain and $4.59 of that amount being return of capital.

         Fiscal Year Ended October 31, 1999. On December 23, 1998, the Company paid a dividend of $39.18 of income.

For additional information concerning the payment of dividends, see "Significant Accounting Policies" in the notes to the financial statements of the Company included in Item 8 hereof.

ITEM 6.       SELECTED FINANCIAL DATA

         The information provided under item 8 is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 2000, the Company held $2,174 in cash and $271,883,525 in investments as compared to $136 in cash and $254,708,299 in investments at October 31, 1999. At October 31, 2000, investments included $21,596,142 in U.S. Government and agency obligations, $80,588,257 in private investment funds, $103,938,112 in private companies, $53,306,657 in public companies and $12,454,357 in investment companies. As of October 31, 2000, the Company has committed $58,000,000 to private investment funds and $15,761,052 of this commitment remains outstanding.

RESULTS OF OPERATIONS

Investment Income and Expenses

         For the year ended October 31, 2000, the Company had interest income of $4,202,089, and net operating expenses of $4,663,686, resulting in net investment loss of ($461,597) as compared to interest income of $6,991,973, and net operating expense of $2,823,677, resulting in net investment income of $4,168,296 for the fiscal year ended October 31, 1999 and interest income of $9,813,746 and net operating expense of $1,735,761, resulting in net investment income of $8,077,985 for the fiscal year ended October 31, 1998. The decrease in the Company's net investment income over time is due primarily to the declining balance of interest-bearing cash and short term securities resulting from continued investment into private companies and private investment funds. The increase in net operating expenses is primarily attributable to the increase in Managing Investment Advisory Fees. The Managing Investment Adviser provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly (see "Investment Advisory Fee, Administration Fee, and Related Party Transactions" in the notes to the financial statements of the Company included in item 8 hereof). For the fiscal years ended October 31, 2000, 1999 and 1998, the Managing Investment Adviser earned $4,196,214, $2,364,920 and $1,409,748 in management fees, respectively. For the same periods, the Managing Investment Adviser did not reimburse other operating expenses of the Company as a result of expenses incurred in excess of those permitted pursuant to the Company's Prospectus. The increase in the fees earned by the Managing Investment Adviser over time can be attributed primarily to the increase in value of the Company's assets and continued investment in private companies and private investment funds.

Net Assets

          The Company's net asset value per common share was $1,316.64 at October 31, 2000 up $64.37 per share from the net asset value per common share of $1,252.27 at October 31, 1999. This increase was the result of appreciation of a number of private companies and private funds net of the writing down of Constellar and Managemark, offset by the distribution of $323.97 per common share. Contributing to the appreciation of the private companies was the initial public offerings of two investments, LifeMinders and Curon Medical, as well as valuation write-ups in Advantage Schools, Captura Software, PowerSmart and ReleaseNow. Increases in private investment fund values occurred broadly throughout the Company's portfolio, with Communications Ventures III and Morgenthaler Venture Partners V appreciating significantly.

           For the year ended October 31, 2000, the Company had a net increase in net assets resulting from operations of $76,009,514 ($388.34 per share), comprised of net investment loss totaling ($461,597) (($2.36) per share), a net change in realized and unrealized gain on investments of $85,407,625 ($436.36 per share) and a net change in allowance for the management incentive fee of ($8,936,514) (($45.66) per share).

           For the period ending October 31, 2000, the Company's net assets were $257,705,296, an increase of $12,598,292 from net assets of $245,106,914 at October 31, 1999. This increase was the result of a $76,009,514 net increase in net assets resulting from operations and offset by distributions to shareholders during the period totaling $63,411,222.

REALIZED AND UNREALIZED GAINS AND LOSSES FROM PORTFOLIO INVESTMENTS

           For the fiscal year ended October 31, 2000, the Company had a $85,407,625 net realized and unrealized gain from investments, comprised of a $31,080,775 net realized gain on investments and a $54,326,850 net change in unrealized appreciation of investments as compared to a $57,098,372 net realized and unrealized gain from investments, comprised of a $24,838,281 net realized gain on investments and a $32,260,091 net change in unrealized appreciation of investments for the fiscal year ended October 31, 1999 and a $92,481 net realized and unrealized gain from investments, comprised of a ($592) net realized loss on investments and a $93,073 net change in unrealized appreciation of investments for the fiscal year ended October 31, 1998. The net realized gain on investments for the fiscal year ended October 31, 2000 is primarily the result of sales of LifeMinders common stock as well as the receipt and sale of several stock distributions from private fund investments.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following discussion includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

EQUITY PRICE RISK

         A majority of the Company's investment portfolio consists of equity securities in private companies and private investment funds which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk. Nevertheless, the Company is exposed to equity price risk through its investments in the equity securities of two public companies. At October 31, 2000, these publicly traded equity securities were valued at $53,306,657. Thus, there is exposure to equity price risk, which is estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, and would result in a decrease of approximately $5,330,666 in the value of these securities.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

Portfolio of Investments at October 31, 2000.

Statement of Assets and Liabilities as at October 31, 2000 and October 31,
1999.

Statement of Operations for the years ended October 31, 2000, October 31, 1999 and October 31, 1998.

Statement of Changes in Net Assets for the years ended October 31, 2000, October 31, 1999 and October 31, 1998.

Statement of Cash Flows for the years ended October 31, 2000, October 31, 1999 and October 31, 1998.

Financial Highlights -- Selected Per Share Data and Ratios for the years ended October 31, 2000, October 31, 1999 and October 31, 1998 and the period October 8, 1997 (commencement of operations) to October 31, 1997.

Notes to Financial Statements

Note - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

             REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders and Board of Directors
Excelsior Private Equity Fund II, Inc.

We have audited the accompanying statement of assets and liabilities of Excelsior Private Equity Fund II, Inc. as of October 31, 2000 and 1999, including the statement of portfolio of investments at October 31, 2000, the related statements of operations, statements of changes in net assets and statements of cash flows for each of the three years ended October 31, 2000, 1999, and 1998, and the financial highlights for each of the indicated periods. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of October 31, 2000, by correspondence with the custodian and others. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Excelsior Private Equity Fund II, Inc. at October 31, 2000 and 1999, the results of its operations and its cash flows and the changes in its net assets for the years ended October 31, 2000, 1999, and 1998, and the financial highlights for each of the indicated periods in conformity with accounting principles generally accepted in the United States.



                                    ERNST & YOUNG LLP

New York, New York
December 15, 2000

EXCELSIOR PRIVATE EQUITY FUND II, INC.
PORTFOLIO OF INVESTMENTS OCTOBER 31, 2000


     PRINCIPAL                                                  ACQUISITION   COUPON        VALUE
  AMOUNT/SHARES                                                   DATE##    RATE/YIELD     (NOTE 1)
  -------------                                                 ----------- ----------    ---------
U.S. GOVERNMENT AGENCY OBLIGATIONS-- 8.38%
    $21,600,000   Fannie Mae, 11/02/00 (Cost $21,596,142)......                  6.43%*  $ 21,596,142
                                                                                         ------------
PRIVATE INVESTMENT FUNDS #, @ -- 31.27%
                  Advanced Technology Ventures V, LP...........                             3,994,945
                  Brand Equity Ventures I, LP..................                             2,735,190
                  Brentwood Associates III, LP.................                             1,771,671
                  Broadview Capital Partners, LP...............                             2,115,080
                  Commonwealth Capital Ventures II, LP.........                             3,154,479
                  Communications Ventures III, LP..............                            23,066,790
                  Friedman, Fleischer & Lowe, LLC, LP..........                             1,170,272
                  Mayfield X, LP...............................                             6,555,280
                  Mid-Atlantic Venture Fund III, LP............                             6,965,132
                  Morgenthaler Venture Partners V, LP..........                            15,082,031
                  Quad-C Partners V, LP........................                             3,548,917
                  Sevin Rosen Fund VI, LP......................                             5,681,909
                  Trinity Ventures VI, LP......................                             4,746,561
                                                                                         ------------

                  TOTAL PRIVATE INVESTMENT FUNDS (Cost $42,376,908)                        80,588,257
                                                                                         ------------

PRIVATE COMPANIES #, +, @ -- 40.33%
   COMMON AND PREFERRED STOCKS -- 38.58%
         BIOTECHNOLOGY -- 2.20%
    7,100,000     Protogene Laboratories, Inc., Series B....... 12/99-01/00                 5,680,000
                                                                                         ------------

         COMPUTER SOFTWARE -- 0.00%
    1,151,315     Constellar Corp., Series C...................    04/98                           --
                                                                                         ------------
         EDUCATIONAL SERVICES -- 8.09%
    7,548         Advantage Schools, Inc., Series C............    06/98                    8,722,510
    79,531        Advantage Schools, Inc., Series D............    03/99                    1,010,970
    111,074       Advantage Schools, Inc., Series E............    09/00                    1,283,854
    38,502        Classroom Connect, Inc., Cumulative..........    09/98                    3,850,200
    361,822       Classroom Connect, Inc., Series A............    09/98                    4,121,153
    162,297       Classroom Connect, Inc., Series B............    06/99                    1,848,563
                                                                                         ------------
                                                                                           20,837,250
                                                                                         ------------
         INTERNET SERVICES -- BUSINESS -- 16.29%
    1,428,572     BPA Systems Inc., Series A...................    06/00                    5,000,000
    695,652       Captura Software, Inc., Series D.............    02/99                    6,462,608
    86,114        Captura Software, Inc., Series E.............    02/00                      799,999
    913,597       ePod Corp., Series B-1.......................    12/99                    2,151,521
    467,174       ePod Corp., Series B-2....................... 05/00-08/00                 1,100,195
    2,388,345     firstsource Corp., Series A..................    02/00                   10,000,000
    7,113,967     Managemark, Inc., Series B...................    06/99                           --
    4,694,407     Marketfirst Software, Inc., Series B.........    09/99                    4,999,570
    2,000,000     MySeasons.com, Inc., Series A................ 02/00-03/00                 2,000,000
    1,676,229     ReleaseNow, Inc., Series D...................    06/98                    8,381,145
    115,000       ReleaseNow, Inc., Series E...................    05/99                      575,000
    100,000       ReleaseNow, Inc., Series F...................    12/99                      500,000
                                                                                         ------------
                                                                                           41,970,038

         MEDICAL DEVICES -- 2.71%
    522,388       SurVivaLink Corp., Series B..................    08/98                    6,999,994
                                                                                         ------------


                                    -9-

EXCELSIOR PRIVATE EQUITY FUND II, INC.
PORTFOLIO OF INVESTMENTS OCTOBER 31, 2000
SHARES                                                                                          VALUE
------                                                                                          -----
         SEMICONDUCTORS -- 7.35%
    4,850,000     PowerSmart, Inc., Common.....................    01/98                    8,810,510
    7,960,371     PowerSmart, Inc., Series A...................    01/98                    7,960,371
    530,786       PowerSmart, Inc., Series B...................    08/99                    1,464,863
    252,780       PowerSmart, Inc., Series D...................    10/00                      697,622
                                                                                          -----------
                                                                                           18,933,366
                                                                                          -----------
    WIRELESS RADIO EQUIPMENT -- 1.94%
   3,033,981   Zeus Wireless, Inc., Series B...................    12/99                  $ 5,000,001
                                                                                          -----------
  PROMISSORY NOTES -- 1.37%
    INTERNET SERVICES--BUSINESS -- 1.14%
   $750,000    Killerbiz, Inc..........................       12/99-09/00         8.00%       750,000
   $500,000    Managemark, Inc.........................          05/00           10.00             --
   $2,200,000  Marketfirst Software, Inc...............       07/00-10/00         9.00      2,200,000
                                                                                          -----------
                                                                                            2,950,000
                                                                                          -----------
    MEDICAL DEVICES -- 0.23%
   $585,000    SurVivaLink Corp........................           12/99          12.00        585,000
                                                                                          -----------
  WARRANTS -- 0.38%
    EDUCATIONAL SERVICES -- 0.14%
   27,760      Advantage Schools, Inc..................           02/99                       320,518
   46,219      Advantage Schools, Inc., Series D.......           03/99                        46,293
                                                                                          -----------
                                                                                              366,811
    INTERNET SERVICES-- BUSINESS-- 0.00%
   148,148     MySeasons.com, Inc., Series A...........                                            --
                                                                                          -----------
    SOFTWARE DISTRIBUTION SERVICES -- 0.24%
   173,913     Captura Software, Inc., Series D........           02/99                       615,652
   21,529      Captura Software, Inc., Series E........           02/00                   -----------
                                                                                                   --
                                                                                              615,652
                                                                                          -----------
               TOTAL PRIVATE COMPANIES (Cost $92,071,348)                                 103,938,112
                                                                                          -----------
PUBLIC COMPANIES #, +, @ -- 20.69%
  COMMON STOCK -- 20.28%
    MEDICAL DEVICES -- 7.55%
   2,280,000   Curon Medical, Inc......................           08/99                    19,451,250
                                                                                          -----------
    INTERNET SERVICES -- CONSUMER -- 12.73%
   3,526,685   Life Minders, Inc.......................       02/99-09/99                  32,798,171
                                                                                          -----------
  OPTIONS -- 0.29%
    MEDICAL DEVICES -- 0.29%
   101,088     Curon Medical, Inc......................           12/99                       738,264
                                                                                          -----------
  WARRANTS -- 0.12%
    MEDICAL DEVICES -- 0.12%
   76,950      Curon Medical, Inc......................           05/00                       318,972
                                                                                          -----------

  TOTAL PUBLIC COMPANIES (Cost $16,602,415)                                                53,306,657



EXCELSIOR PRIVATE EQUITY FUND II, INC.
PORTFOLIO OF INVESTMENTS OCTOBER 31, 2000

SHARES                                                                                          VALUE
------                                                                                          -----
INVESTMENT COMPANIES -- 4.83%
   3,657,768   Dreyfus Treasury Cash Management Fund...                                     3,657,768
   46,400      Dreyfus Government Cash Management Fund.                                        46,400
   8,750,189   Fidelity Cash Portfolio, U.S. Treasury II.                                   8,750,189
                                                                                          -----------

               TOTAL INVESTMENT COMPANIES (Cost $12,454,357)                               12,454,357
                                                                                          -----------

TOTAL INVESTMENTS (Cost $185,101,170**)                                         105.50%   271,883,525
OTHER ASSETS & LIABILITIES (NET)                                                 (5.50)   (14,178,319)
                                                                                -------   -----------
NET ASSETS...                                                                   100.00% $ 257,705,206
                                                                                ======= =============



-------------------

 *  Discount Rate.
**  Aggregate cost for Federal tax and book purposes.
 + At October 31, 2000, the Company owned 5% or more of such company's outstanding shares thereby making such company an affiliated company as defined by the Investment Company Act of 1940. Total market value of affiliated company securities owned at October 31, 2000 was $157,244,769.
 # Restricted as to public resale. Acquired between January 1, 1998 and October 31, 2000. Total cost of restricted securities at October 31, 2000 aggregated $151,050,671. Total market value of restricted securities owned at October 31, 2000 was $237,833,026 or 92.29% of net assets.
## Required disclosure for restricted securities only. @ Non-Income producing security.



                     See Notes to Financial Statements


EXCELSIOR PRIVATE EQUITY FUND II, INC.

                                                                          OCTOBER 31,

                                                                     2000                   1999
                                                                     ----                   ----
   ASSETS:
    Investments, at value (cost $185,101,170 and                 $ 271,883,525          $ 254,708,299
       $222,252,794, respectively) (Note 1)
     Receivable for investments sold...................              2,022,282              1,705,909
     Interest receivable...............................                103,053                241,822
          Prepaid insurance                                                 --                 28,269
     Cash..............................................                  2,174                    136
     Other Assets......................................                159,126                     --
                                                                 -------------          -------------
       TOTAL ASSETS....................................            274,170,160            256,684,435

   LIABILITIES:
     Incentive fee payable (Note 2)....................              5,059,389                     --
     Deferred incentive fee payable (Note 2)...........              9,714,201              5,837,077
     Management fees payable (Note 2)..................                928,875              5,599,309
     Payable for investments purchased.................                574,999                     --
     Directors' fees payable (Note 2)..................                 66,489                 43,500
     Administration fees payable (Note 2)..............                 14,499                 14,499
     Accrued expenses and other payables...............                106,502                 83,136
                                                                 -------------          -------------
       TOTAL LIABILITIES...............................             16,464,954             11,577,521
                                                                 -------------          -------------
   NET ASSETS..........................................          $ 257,705,206          $ 245,106,914
                                                                 =============          =============

   NET ASSETS CONSIST OF:
     Undistributed net investment income...............            $ 1,304,582          $   5,259,727
     Accumulated net realized gain on investments......                  4,174             22,825,393
     Net unrealized appreciation of investments........             86,782,355             32,455,505
     Allowance for management incentive fee............            (19,688,071)           (10,751,557)
     Par value.........................................                  1,957                  1,957
     Paid-in capital in excess of par value............            189,300,209            195,315,889
                                                                --------------          -------------
   TOTAL NET ASSETS....................................          $ 257,705,206          $ 245,106,914
                                                                 =============          =============
   Shares of Common Stock Outstanding ($0.01 par                       195,730                195,730
   value, 200,000 authorized)..........................
   NET ASSET VALUE PER SHARE...........................         $     1,316.64          $    1,252.27
                                                                ==============          =============


                     See Notes to Financial Statements


EXCELSIOR PRIVATE EQUITY FUND II, INC.
STATEMENT OF OPERATIONS

                                                                               YEAR ENDED OCTOBER 31,

                                                                     2000            1999           1998
                                                                     ----            ----           ----
INVESTMENT INCOME:
   Interest income............................................  $   4,202,089   $   6,991,973  $   9,813,746
                                                                --------------  -------------  -------------
EXPENSES:
   Managing investment advisory fees (Note 2).................      4,196,214       2,364,920      1,409,748
   Legal fees.................................................        128,390         175,000         82,500
   Directors' fees and expenses (Note 2)......................         66,689          43,500         30,000
   Administration fees (Note 2)...............................         58,000          58,000         58,000
   Audit fees.................................................         44,200          26,000         27,000
     Amortization of organization expense.....................             --              --         14,811
   Printing fees..............................................          8,570           6,500          8,800
   Miscellaneous expenses.....................................        161,623         149,757        104,902
                                                                --------------  -------------  -------------
        TOTAL EXPENSES........................................      4,663,686       2,823,677      1,735,761
                                                                --------------  -------------  -------------
NET INVESTMENT INCOME/(LOSS)..................................       (461,597)      4,168,296      8,077,985
                                                                --------------  -------------  -------------

NET REALIZED AND UNREALIZED GAIN: (Note 1)
   Net realized gain/(loss) on investments....................     31,080,775     24,838,281            (592)
   Net change in unrealized appreciation of investments.......     54,326,850     32,260,091          93,073
                                                                --------------  -------------  -------------
NET REALIZED AND UNREALIZED GAIN..............................     85,407,625     57,098,372          92,481
                                                                --------------  -------------  -------------
   Net change in allowance for management incentive fee.......     (8,936,514)   (10,751,557)             --
                                                                --------------  -------------  -------------

NET INCREASE IN NET ASSETS RESULTING
FROM OPERATIONS...............................................   $ 76,009,514   $ 50,515,111   $   8,170,466
                                                                ==============  =============  =============



                     See Notes to Financial Statements


EXCELSIOR PRIVATE EQUITY FUND II, INC.
STATEMENT OF CHANGES IN NET ASSETS



                                                                      YEAR ENDED OCTOBER 31,

                                                                 2000            1999          1998
                                                                 ----            ----          ----
   OPERATIONS:
     Net investment income (loss).........................    $   (461,597)   $ 4,168,296   $ 8,077,985
     Net realized gain (loss) on investments..............      31,080,775     24,838,281          (592)
     Net change in unrealized appreciation of investments.      54,326,850     32,260,091        93,073
     Net change in allowance for management
       incentive fee......................................      (8,936,514)   (10,751,557)           --
                                                              -------------   ------------  ------------
       Net increase in net assets resulting from
         operations.......................................      76,009,514     50,515,111     8,170,466

   DISTRIBUTIONS TO SHAREHOLDERS FROM:
     Net investment income................................              --     (7,669,460)   (1,763,590)
     Net realized gain....................................     (52,919,404)            --            --
     Paid-in capital......................................     (10,491,818)            --            --
                                                              -------------   ------------  ------------
       Total Distributions................................     (63,411,222)    (7,669,460)           --
                                                              -------------   ------------  ------------
     CAPITAL SHARE TRANSACTIONS:
          Subscriptions...................................              --             --    39,804,846
                                                              -------------   ------------  ------------
   NET INCREASE IN NET ASSETS.............................      12,598,292     42,845,651    46,211,722

   NET ASSETS:
     Beginning of period..................................     245,106,914    202,261,263   156,049,541
                                                              -------------   ------------  ------------
     End of period (including undistributed net
       investment income of $1,304,582, $5,259,727 and
       $6,748,595, respectively)..........................    $257,705,206   $245,106,914  $202,261,263



                      See Notes to Financial Statement


EXCELSIOR PRIVATE EQUITY FUND II, INC.
STATEMENT OF CASH FLOWS

                                                                           YEAR ENDED OCTOBER 31,

                                                                     2000           1999              1998
                                                                     ----           ----              ----
   CASH FLOWS FROM INVESTING
     AND OPERATING ACTIVITIES:
     Proceeds from Sales of Investments.......................  $32,345,524       $33,609,816               --
     Purchases of Investments.................................  (59,491,934)      (54,190,497)    $ (50,004,190)
     Net Decrease in Short-Term Investments...................   95,513,291        23,210,576         3,761,182
     Investment Income........................................    4,340,858         7,610,895         9,465,989
     Management Incentive Fee Paid............................   (4,914,480)               --                --
     Operating Expenses Paid..................................   (4,379,999)       (2,591,795)       (1,243,699)
                                                               -------------   ------------------   ------------
     Net Cash Provided for Investing and
           Operating Activities...............................   63,413,260         7,648,995       (38,020,718)
                                                               -------------------  -----------    -------------

   CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Distributions Paid.......................................  (63,411,222)       (7,669,460)       (1,763,590)
         Capital Share Transactions...........................           --                --        39,804,846
                                                               ----------------   ---------------   ------------
     Net Cash Used by Financing Activities....................  (63,411,222)       (7,669,460)       38,041,256
                                                               ----------------   ---------------   ------------
     Net Increase in Cash.....................................        2,038           (20,465)           20,538
   CASH AT BEGINNING OF YEAR..................................          136            20,601                63
   CASH AT END OF YEAR........................................ $      2,174       $       136        $   20,601
                                                               ================   ================   ===========

   RECONCILIATION OF NET INVESTMENT LOSS TO NET
     CASH PROVIDED FOR INVESTING AND
     OPERATING ACTIVITIES:
     Net Investment Income (Loss)............................. $   (461,597)      $ 4,168,295        $8,077,985
     Proceeds from Sales of Investments.......................   32,345,524        33,609,816                --
     Purchases of Investments.................................  (59,491,934)      (54,190,497)      (50,004,190)
     Net Decrease in Short-Term Investments...................   95,513,291        23,210,576         3,761,182
     Net Increase/(Decrease) in Receivables
       Related to Operations..................................      132,055           602,045          (359,148)

     Net Decrease in Payables Related to Operations...........   (6,868,574)       (1,602,328)       (2,643,748)
        Amortization of Organization Costs....................           --                --            14,811
     Accretion/Amortization of Discounts and
              Premiums........................................    2,244,495         1,851,088         3,132,390
                                                               ----------------   ---------------   ------------
     Net Cash Provided for Investing and Operating
             Activities....................................... $ 63,413,260       $ 7,648,995      $(38,020,718)
                                                               ================   ================   ===========


                     See Notes to Financial Statements

EXCELSIOR PRIVATE EQUITY FUND II, INC.

FINANCIAL HIGHLIGHTS -- SELECTED PER SHARE DATA AND RATIOS

     FOR A SHARE OUTSTANDING THROUGHOUT EACH PERIOD

                                                                                                    OCTOBER 8,*
                                                                YEAR ENDED OCTOBER 31,                  TO
                                                                                                    OCTOBER 31,
                                                                2000         1999        1998          1997
                                                                ----         ----        ----          ----
   NET ASSET VALUE, BEGINNING OF PERIOD..............        $ 1,252.27   $ 1,033.37   $ 1,003.46    $ 1,000.00
                                                             ----------   ----------   ----------    ----------
   INCOME FROM INVESTMENT OPERATIONS
     Net Investment Income (Loss)....................            (2.36)        21.29        41.84          2.79
     Net Realized and Unrealized Gain (Loss) on
       Investments...................................           436.36        291.72        (1.78)         0.67
     Net Change in Allowance for Management
       Incentive fee ................................           (45.66)       (54.93)          --            --
                                                             ----------   ----------   ----------    ----------
       Total From Investment Operations..............           388.34        258.08        40.06          3.46
                                                             ----------   ----------   ----------    ----------
   DISTRIBUTIONS
     Net Investment Income...........................               --        (39.18)      (10.15)           --
     Net Realized Gains..............................          (270.37)           --           --            --
     Paid-In Capital.................................           (53.60)           --           --            --
       Total Distributions...........................          (323.97)       (39.18)      (10.15)           --
                                                             ----------   ----------   ----------    ----------
   NET ASSET VALUE, END OF PERIOD....................        $ 1,316.64   $ 1,252.27   $ 1,033.37    $ 1,003.46
                                                             ----------   ----------   ----------    ----------
   TOTAL NET ASSET VALUE RETURN+.....................             35.89%       25.94%        4.04%         0.35%
                                                             ==========   ==========   ==========    ==========
   RATIOS AND SUPPLEMENTAL DATA
     Net Assets, End of Period (Thousands)...........         $ 257,705   $  245,107   $  202,261    $  156,050
     Ratio of Net Operating Expenses to
       Average Net Assets ...........................              1.55%        1.26%        0.87%         0.72%**
     Ratio of Gross Operating Expenses to
       Average Net Assets++..........................              1.55%        1.26%        0.87%         1.04%**
     Ratio of Net Investment Income (Loss)
       to Average Net Assets.........................             (0.15)%       1.86%        4.05%         4.23%**
     Portfolio Turnover Rate.........................                14 %         40%           0%            0%


-------------------
*   Commencement of operations
**  Annualized
+ Total investment return based on per share net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company's shares are not publicly traded, therefore market value total investment return is not calculated. Total return for periods of less than one year are unannualized.
++ Expense ratio before waiver of fees and reimbursement of expenses by the Managing Investment Adviser.


                     See Notes to Financial Statements

                       NOTES TO FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

     Excelsior Private Equity Fund II, Inc. (defined herein these notes as the "Fund") was incorporated under the laws of the State of Maryland on March 20, 1997, and is a non-diversified, closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended.

     The following is a summary of the Fund's significant accounting policies. Such policies are in conformity with generally accepted accounting principles for investment companies and are consistently followed in the preparation of the financial statements. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from these estimates.

     (a)  PORTFOLIO VALUATION:

          The Fund values portfolio securities quarterly and at other such times, as in the Board of Directors' view, as circumstances warrant. Investments in securities that are traded on a recognized stock exchange or on the national securities market are valued at the last sale price for such securities on the valuation date. Short-term debt instruments with remaining maturities of 60 days or less are valued at amortized cost, which approximates market value. Direct equity investments that are the same class as a class of stock that is registered and publicly traded, but are subject to regulatory holding periods or other restrictions, are valued based upon the last sales price of the unrestricted stock on the securities exchange on which such securities are primarily traded, less a liquidity discount determined by the Investment Adviser. Direct equity investments for which market quotations are not readily available are carried at fair value as determined in good faith by the Investment Adviser after considering certain pertinent factors, including the cost of the investment, developments since the acquisition of the investment, comparisons to similar publicly traded investments, subsequent purchases of the same investment by other investors, the current financial position and operating results of the issuer and such other factors as may be deemed relevant. Investments in limited partnerships are carried at fair value as determined by the Investment Adviser. In establishing the fair value of investments in other partnerships, the Investment Adviser takes into consideration information received from those partnerships, including their financial statements and the fair value established by the general partner of the investee partnership.

          At October 31, 2000, market quotations were not readily available for securities valued at $237,833,026. Such securities were valued by the Investment Adviser, under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

     (b)  SECURITY TRANSACTIONS AND INVESTMENT INCOME:

          Security transactions are recorded on a trade date basis. Realized gains and losses on investments sold are recorded on the basis of identified cost. Interest income, adjusted for amortization of premiums and discounts on investments, is earned from settlement date and is recorded on the accrual basis. Dividend income is recorded on the ex-dividend date.

     (c)  REPURCHASE AGREEMENTS:

          The Fund enters into agreements to purchase securities and to resell them at a future date. It is the Fund's policy to take custody of securities purchased and to ensure that the market value of the collateral including accrued interest is sufficient to protect the Fund from losses incurred in the event the counterparty does not repurchase the securities. If the seller defaults and the value of the collateral declines or if bankruptcy proceedings are commenced with respect to the seller of the security, realization of the collateral by the Fund may be delayed or limited.

     (d)  FEDERAL INCOME TAXES:

          It is the policy of the Fund to continue to qualify as a "regulated investment company" under Subchapter M of the Internal Revenue Code and distribute substantially all of its taxable income to its shareholders. Therefore, no federal income or excise tax provision is required.

          Dividends from net investment income are declared and paid at least annually. Any net realized capital gains, unless offset by any available capital loss carryforward, are distributed to shareholders at least annually. Dividends and distributions are determined in accordance with Federal income tax regulations which may differ from generally accepted accounting principles. These "book/tax" differences are either considered temporary or permanent. To the extent these differences are permanent, such amounts are reclassified within the capital accounts based on their federal tax basis treatment; temporary differences do not require reclassification. During the current year, permanent differences, primarily due to net operating losses, resulted in decreases in undistributed net investment income and accumulated net realized gain on investments and a corresponding increase in paid-in capital. The reclassification had no effect on net assets.

          At October 31, 2000, the tax basis of the Fund's investments for Federal income tax purposes amounted to $185,101,170. The net unrealized appreciation amounted to $86,782,355, which is comprised of gross unrealized appreciation of $99,831,901 and aggregate gross unrealized depreciation of $13,049,546.

2.   INVESTMENT ADVISORY FEE, ADMINISTRATION FEE, AND RELATED PARTY TRANSACTIONS

     Pursuant to an Investment Management Agreement ("Agreement"), United States Trust Company of New York ("U.S. Trust") serves as the Managing Investment Adviser to the Fund. Under the Agreement, for the services provided, U.S. Trust is entitled to receive a fee, at the annual rate of 1.50% of the net assets of the Fund, determined as of the end of each fiscal quarter, that are invested or committed to be invested in Portfolio Companies or Private Funds and equal to an annual rate of 0.50% of the net assets of the Fund, determined as of the end of each fiscal quarter, that are invested in short-term investments and are not committed to Portfolio Companies or Private Funds.

     In addition to the management fee, the Fund has agreed to pay U.S. Trust an incentive fee in an amount equal to 20% of the cumulative realized capital gains (net of realized capital losses and unrealized net capital depreciation) on investments other than Private Funds, less the aggregate amount of incentive fee payments in prior years. If the amount of the incentive fee in any year is a negative number, or cumulative net realized gains less net unrealized capital depreciation at the end of any year is less than such amount calculated at the end of the previous year, U.S. Trust will be required to repay the Fund all or a portion of the incentive fee previously paid.

     U.S. Trust is a state-chartered bank and trust company and a member bank of the Federal Reserve System and is a wholly-owned subsidiary of U.S. Trust Corporation, a registered bank holding company. U.S. Trust
Corporation is a wholly-owned subsidiary of the The Charles Schwab
Corporation.

     Chase Global Funds Services Company, a corporate affiliate of The Chase Manhattan Bank, (the "Administrator") provides administrative services to the Fund. For the services provided to the Fund, the Administrator is entitled to an annual fee of $58,000, which is paid quarterly.

     U.S. Trust has voluntarily agreed to waive or reimburse other operating expenses of the Fund, exclusive of management fees, to the extent they exceed 0.25% of the Fund's net assets. No such reimbursement was required during the year ended October 31, 2000.

     Each Director of the Fund receives an annual fee of $15,000, and is reimbursed for expenses incurred for attending meetings. No person who is an officer, director or employee of U.S. Trust, or of any parent or subsidiary thereof, who serves as an officer, director or employee of the Fund receives any compensation from the Fund.

3.   PURCHASES AND SALES OF SECURITIES

     Excluding short-term investments, the Fund's purchases and sales of securities for the years ended October 31, 2000, October 31, 1999 and October 31, 1988 aggregated:

      Year Ended
     October 31,                   Purchases ($)                   Sales ($)
     -----------                   -------------                   ---------

         2000                        60,066,932                   34,368,859
         1999                        54,183,529                   35,315,725
         1998                        50,004,190                        0


     At October 31, 2000, the Fund had outstanding investment commitments totaling $15,761,052.


4.   TRANSACTIONS WITH AFFILIATED COMPANIES

     An affiliated company is a company in which the fund has ownership of at least 5% of the voting securities. The Fund did not receive dividend or interest income from affiliated companies during the period. Transactions with companies, which are or were affiliates are as follows:



             SUMMARY OF TRANSACTIONS WITH AFFILIATED COMPANIES

                                                      SALES        REALIZED
AFFILIATE                               PURCHASES   PROCEEDS        GAINS       VALUE (NOTE 1)
---------                              ----------   --------       --------     --------------
Advantage Schools, Inc. .........      $1,283,579     --             --           $11,384,145
BPA Systems, Inc. ...............       5,000,000     --             --             5,000,000
Captura Software, Inc. ..........         799,999     --             --             7,878,257
Curon Medical, Inc. .............         124,144     --             --            20,508,486
ePod Corp. ......................       2,099,998     --             --             3,251,716
firstsource Corp. ...............      10,000,000     --             --            10,000,000
Killerbiz, Inc. .................         750,000     --             --               750,000
Managemark, Inc. ................         500,000     --             --                    --
Marketfirst Software, Inc. ......       2,200,000     --             --             7,199,570
MySeasons.com, Inc...............       2,000,000     --             --             2,000,000
PowerSmart, Inc. ................         689,343     --             --            18,933,366
Protogene Laboratories, Inc. ....       5,680,000     --             --             5,680,000
ReleaseNow, Inc. ................         500,000     --             --             9,456,145
SurVivaLink Corp. ...............         585,000     --             --             7,584,994
Zeus Wireless, Inc. .............       5,000,001     --             --             5,000,001
Life Minders, Inc. ..............       --          $26,106,023    $25,208,441     32,798,171

                                      $37,212,064   $26,106,023    $25,208,441   $147,424,851


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                  PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the headings "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Additional Information--Officers" appearing in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on March 16, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 2000, is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

         The information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on March 16, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 2000, is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on March 16, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 2000, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                  PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)      1.   FINANCIAL STATEMENTS

              The financial statements listed in Item 8, "Financial Statements and Supplementary Data," beginning on page 7 are filed as part of this report.

         2.   FINANCIAL STATEMENT SCHEDULES

              The financial statement schedules listed in Item 8, "Financial Statements and Supplementary Data," beginning on page 7 are filed as part of this report.

         3.   EXHIBITS

         Exhibit
         Number            Description

         (3)(i)            Articles of Incorporation of the Company 1

         (3)(ii)           By-Laws of the Company 1

         (10)(a)           Form of Management Agreement 2

         (10)(b)           Form of Transfer Agency and Custody Agreement 3

         (23)              Consent of Independent Auditors

(B)      REPORTS ON FORM 8-K

         None.


-------------------
1 Incorporated by reference to Excelsior Private Equity Fund II, Inc.'s registration statement on Form N-2, (File No. 333-23811), filed with the Securities Exchange Commission on March 24, 1997.

2 Incorporated by reference to Excelsior Private Equity Fund II, Inc.'s definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on May 25, 2000.

3 Incorporated by reference to Excelsior Private Equity Fund II, Inc.'s Registration Statement on Form N-2/A (File No. 333-23811), filed with the Securities and Exchange Commission on May 13, 1997.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EXCELSIOR PRIVATE EQUITY FUND II, INC.

Date:  January 29, 2001             By: /S/DAVID I. FANN
      ----------------------            -------------------------------------
                                        David I. Fann, Chief Executive Officer
                                        and President
                                        (principal executive officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



             Signature                                       Title                                Date


/S/DAVID I. FANN                      Chief Executive Officer and President (principal      January 29, 2001
--------------------------------      executive officer)
David I. Fann


/S/BRIAN F. SCHMIDT                                                                         January 29, 2001
--------------------------------      Chief Financial Officer
Brian F. Schmidt                      (principal financial and accounting officer)


/S/JOHN C. HOVER II                                                                        January 29, 2001
--------------------------------      Chairman of the Board and Director
John C. Hover II


/S/GENE M. BERNSTEIN                                                                       January 29, 2001
--------------------------------      Director
Gene M. Bernstein


/S/STEPHEN V. MURPHY
--------------------------------      Director                                              January 29, 2001
Stephen V. Murphy


/S/VICTOR F. IMBIMBO, JR.                                                                   January 29, 2001
--------------------------------      Director
Victor F. Imbimbo, Jr

                      CONSENT OF INDEPENDENT AUDITORS

                  We consent to the use of our report dated December 15, 2000, included in this Annual Report (Form 10-K), for the fiscal year ended October 31, 2000, of Excelsior Private Equity Fund II, Inc.

                                                          ERNST & YOUNG LLP


New York, New York

January 26, 2001