Form 10-Q
period 2001-01-31
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2001-03-16
CIK 1036052

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                 ----------

                                 FORM 10-Q


(Mark One)
|X|  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2001
                               ------------------------------------


                                     OR

|_|  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934

For the transition period                    from                     to
                          ------------------      ------------------

                  Commission file number 000-22277
                                         -------------------

                   EXCELSIOR PRIVATE EQUITY FUND II, INC.
------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

MARYLAND                                                           22-3510108
------------------------------------------------------------------------------
(State or Other Jurisdiction              (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

114 West 47th Street, New York, NY                                 10036-1532
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)



Registrant's Telephone Number, Including Area Code  (212) 852-1000
                                                    ---------------


------------------------------------------------------------------------------
       Former Name, Former Address and Former Fiscal Year, if Changed
                             Since last Report.

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   |X|     No   |_|

      As of March 1, 2001 there were 195,730 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.



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


           INDEX                                                     PAGE NO.
           -----                                                     --------

   PART I. FINANCIAL INFORMATION                                         1

   Item 1. Financial Statements.                                         1

           Portfolio of Investments as of January 31, 2001.              1

           Statement of Assets and Liabilities at January 31, 2001
           and October 31, 2000.                                         2

           Statement of Operations for the three-month period
           ended January 31, 2001 and the three-month period ended
           January 31, 2000.                                             3

           Statement of Changes in Net Assets for the three-month period ended January 31, 2001 and the three-month period

           ended January 31, 2000.                                       4

           Statement of Cash Flows for the three-month period
           ended January 31, 2001 and the three-month period ended
           January 31, 2000.                                             5

           Notes to Financial Statements.                                6

   Item 2. Management's  Discussion and Analysis of Financial
           Condition and Results of Operations.                          7

  PART II. OTHER INFORMATION                                             8

   Item 1. Legal Proceedings.                                            8

   Item 2. Changes in Securities and Use of Proceeds.                    8

   Item 3. Defaults Upon Senior Securities.                              8

   Item 4. Submission of Matters to a Vote of Security Holders.          8

   Item 5. Other Information.                                            8

   Item 6. Exhibits and Reports on Form 8-K.                             8

SIGNATURES                                                               9



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


EXCELSIOR PRIVATE EQUITY FUND II, INC.
PORTFOLIO OF INVESTMENTS (UNAUDITED)
-------------------------------------------------------------------------------

                                                          JANUARY 31, 2001
                                                    --------------------------

PORTFOLIO STRUCTURE

   PORTFOLIO COMPANIES                            $ 129,434,969        59.64%

   PRIVATE FUNDS                                     73,489,867        33.86%

   SHORT-TERM INVESTMENTS:

     U.S. GOVERNMENT & AGENCY OBLIGATIONS            14,988,042         6.91%

     INVESTMENT COMPANIES                             9,498,422         4.38%
                                                    -----------    -----------

   TOTAL INVESTMENTS                                227,411,300       104.79%
   OTHER ASSETS & LIABILITIES (NET)                 (10,385,976)       -4.79%
                                                   ------------    -----------

   NET ASSETS                                    $  217,025,324       100.00%
                                                   ============    ===========


See Notes to Financial Statements.

EXCELSIOR PRIVATE EQUITY FUND II, INC.
STATEMENT OF ASSETS AND LIABILITIES
-------------------------------------------------------------------------------

                                            JANUARY 31,          OCTOBER 31,
                                               2001                 2000
                                           --------------        -------------
                                            (UNAUDITED)
ASSETS

Investment Securities, at Cost              $ 180,945,285         $185,101,170
                                              ===========          ===========

Investment Securities, at Value             $ 227,411,300         $271,883,525

Cash                                            1,192,864                2,174
Receivables:
   Interest                                        55,272              103,053
   For Investments Sold                                --            2,022,282
Prepaid Assets                                     47,200              159,126
                                              -----------         ------------
      TOTAL ASSETS                            228,706,636          274,170,160
                                              -----------          -----------

LIABILITIES

Managing Investment Advisory Fees Payable       1,732,507            5,988,264
Deferred Incentive Fee Payable                  9,293,203            9,714,201
Payable For Investments Purchased                 574,999              574,999
Administration and Shareholder Servicing
  Fees Payable                                     36,803               20,546
Directors Fees Payable                             15,876               66,489
Accrued Expenses and Other Payables                27,924              100,455
                                              -----------           ----------
      TOTAL LIABILITIES                        11,681,312           16,464,954
                                              -----------           ----------

NET ASSETS                                  $ 217,025,324        $ 257,705,206
                                              ===========          ===========

NET ASSETS CONSIST OF

Accumulated Undistributed Net Investment
  Income                                    $     850,058        $   1,304,582
Accumulated Net Realized Loss on
  Investments                                    (322,067)               4,174
Net Unrealized Appreciation of Investments     46,466,014           86,782,355
Allowance for Management Incentive            (19,270,847)         (19,688,071)
Par Value                                           1,957                1,957
Paid in Capital in Excess of Par Value        189,300,209          189,300,209
                                              -----------          -----------
      TOTAL NET ASSETS                      $ 217,025,324        $ 257,705,206
                                              ===========          ==========

Shares of Common Stock Outstanding                195,730              195,730
                                              -----------          -----------
NET ASSET VALUE PER SHARE                   $    1,108.80        $    1,316.64
                                              ===========          ===========


See Notes to Financial Statements.

EXCELSIOR PRIVATE EQUITY FUND II, INC.
STATEMENT OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED
                                                     JANUARY 31,
                                               2001                2000
                                          ----------------   ----------------
INVESTMENT INCOME

Interest Income                         $         475,910   $      1,495,292
                                          ----------------   ----------------

      TOTAL INCOME                                475,910          1,495,292
                                          ----------------   ----------------

EXPENSES

Management Investment Advisory
  Fees                                            799,856          1,081,237
Administrative Fees and
Shareholder Servicing
  Fees                                             16,257             16,715
Custodial Fees                                     12,114             16,712
Legal Fees                                         48,744             46,037
Audit and Other Professional
  Service Fees                                     12,502              7,038
Directors' Fees and Expenses                       16,887             11,311
Shareholder Reports                                 2,269              1,508
Insurance Expense                                  19,537             17,818
Miscellaneous Expense                               2,268              1,940
                                          ----------------   ----------------
      TOTAL EXPENSES                              930,434          1,200,316

Fees Waived and Reimbursed by
  Adviser                                              --                 --
                                          ----------------   ----------------
      NET EXPENSES                                930,434          1,200,316
                                          ----------------   ----------------
NET INVESTMENT INCOME (LOSS)                     (454,524)           294,976
                                          ----------------   ----------------

REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS

Net Realized Gain (Loss) on
  Security Transactions                          (326,241)           166,845

Change in Unrealized Appreciation
  (Depreciation) on Investments               (40,316,341)       119,314,850
                                          ----------------   ----------------

NET REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS                  (40,642,582)       119,481,695

Change in Management Incentive Fee                417,224        (22,324,162)
                                          ----------------   ----------------

NET INCREASE (DECREASE) IN NET
  ASSETS RESULTING FROM OPERATIONS      $     (40,679,882)  $     97,452,509
                                          ================   ================


See Notes to Financial Statements.

EXCELSIOR PRIVATE EQUITY FUND II, INC.
STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
------------------------------------------------------------------------------
                                             THREE MONTHS ENDED
                                                 JANUARY 31,

                                           2001                  2000
                                      ----------------      ----------------
OPERATIONS

Net Investment Income (Loss)        $       (454,524)     $         294,976
Net Realized Gain (Loss) on
  Investments                               (326,241)               166,845
Change in Unrealized
  Appreciation (Depreciation)
  on Investments                         (40,316,341)           119,314,850
Change in Allowance for
  Management Incentive Fee                   417,224            (22,324,162)
                                      ----------------      ----------------
Net Increase (Decrease) in Net
  Assets Resulting From Operations       (40,679,882)            97,452,509

DISTRIBUTION TO SHAREHOLDER

From Net Investment Income                        --                     --
From Net Realized Gain (Loss) on
  Investments                                     --            (31,957,673)
                                      ----------------      ----------------

NET INCREASE (DECREASE) IN NET
  ASSETS                                 (40,679,882)            65,494,836
                                      ----------------      ----------------
NET ASSETS

Beginning of Period                      257,705,206            245,106,914

End of Period                         $  217,025,324      $     310,601,750
                                      ================      ================


See Notes to Financial Statements.

EXCELSIOR PRIVATE EQUITY FUND II, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------
                                     THREE MONTHS ENDED
                                        JANUARY 31,

                                     2001            2000
                                  -----------     -----------
CASH FLOWS FROM INVESTING
AND OPERATING ACTIVITIES

Proceeds from Sales of
  Investments                   $ 251,265,473   $ 220,422,682
Purchases of Investment          (248,046,532)   (240,996,953)
Net Decrease in Short Term
  Investment                        2,955,935      57,226,991
Investment Income                     236,817         703,564
Operating Expenses Paid            (5,221,003)     (5,395,513)
                                  -----------     -----------
 Net Cash Provided for
   Investing and Operating
   Activities                       1,190,690      31,960,771
                                  -----------     -----------

CASH FLOWS FROM FINANCING
  ACTIVITIES

Distributions Paid                          0     (31,960,967)
                                  -----------     -----------
Net Cash Used by Financing
  Activities                                0     (31,960,967)
                                   -----------     -----------

Net Decrease in Cash                1,190,690             196
CASH AT BEGINNING OF PERIOD             2,174             137
                                  -----------     -----------
CASH AT END OF PERIOD           $   1,192,864    $        (59)
                                  ===========     ===========


See Notes to Financial Statements.

                   EXCELSIOR PRIVATE EQUITY FUND II, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

(1)   Significant Accounting Policies

      Excelsior Private Equity Fund II, Inc. (the "Company") was incorporated under the laws of the State of Maryland on March 20, 1997 and its common stock is registered under the Securities Exchange Act of 1934, as amended. The Company is a non-diversified, closed-end management investment company which has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Company commenced operations on October 8, 1997.

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

(2)         Purchases and Sales of Securities:

      Purchase and sales of securities for the three-month period ended January 31, 2001, excluding short-term investments, for the Company aggregated $7,215,636 and $217,645, respectively. At January 31, 2001, the Company had outstanding investment commitments totaling $12,722,073.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JANUARY 31, 2001 AS COMPARED TO THE SIMILAR PERIOD IN 2000

      The Company's net asset value per common share was $1,108.80 at January 31, 2001, down $207.84 per share from the net asset value per common share of $1,316.64 at October 31, 2000. This decrease is principally the result of depreciation of Lifeminders and Curon Medical public stock as well as a broad decline in the values of the private funds. The Company's net asset value per common share was $1,586.89 at January 31, 2000, up $334.62 per share from the net asset value per common share of $1,252.27 at October 31, 1999.

REALIZED AND UNREALIZED GAINS AND LOSSES FROM PORTFOLIO INVESTMENTS

      For the three months ended January 31, 2001 and 2000, the Company had a net realized gain (loss) on security transactions of $(326,241) and $166,845, respectively. For the three months ended January 31, 2001 and 2000, the Company had a net change in unrealized appreciation (depreciation) on investments of $(40,316,341) and $119,314,850, respectively. The realized gains were the net result of the Company's sale of shares of distributions of stock, including Watchguard and Sciquest, from private funds. The change in unrealized depreciation, for the three months ended January 31, 2001, was principally the result of a decline in the value of Lifeminders and Curon Medical, as well as a decline in the value of the private funds during the quarter.

INVESTMENT INCOME AND EXPENSES

      For the three months ended January 31, 2001, the Company had interest income of $475,910 and net operating expenses of $930,434, resulting in net investment loss of $(454,524) as compared to interest income of $1,495,292 and net operating expenses of $1,200,316, resulting in net investment income of $294,976 for the three months ended January 31, 2000. The primary reason for the decrease in interest income was a decrease in assets invested in short-term instruments. The decrease in net operating expenses is principally attributable to the decline in Management Investment Advisory Fees.

      United States Trust Company of New York and U.S. Trust Company (together, the "Managing Investment Adviser") provide investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the quarters ended January 31, 2001 and 2000, the Managing Investment Adviser earned $799,856 and $1,081,237 in management fees, respectively. In addition, for the quarters ended January 31, 2001 and 2000, the change in allowance for the Management Incentive Fee was $417,224 and $(22,324,162), respectively. The Managing Investment Adviser has not reimbursed any other operating expenses of the Company as a result of expenses incurred in excess of those permitted pursuant to the Company's Prospectus.

NET ASSETS

      At January 31, 2001, the Company's net assets were $217,025,324, a decrease of $40,679,882 from net assets of $257,705,206 at October 31, 2000. The Company's net assets at January 31, 2000 were $310,601,750, up $65,494,836 from net assets of $245,106,914 at October 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has focused its investments in the private equity securities of expansion and later-stage venture capital companies and middle-market companies that the Company believes offer significant long-term capital appreciation. The Company may offer managerial assistance to certain of these companies. The Company invests its available cash in short-term investments of marketable securities pending distributions to shareholders or to provide the liquidity necessary to make portfolio investments as investment opportunities arise.

      Except for capital contributions made to private funds, the Company only made follow-up investments in firstsource and ReleaseNow in the recent quarter.

      At January 31, 2001, the Company held $1,192,864 in cash and $227,411,300 in investments as compared to $2,174 in cash and $271,883,525 in investments at October 31, 2000. These changes from October 31, 2000 were primarily the result of continued follow-on investing in private companies as well as the drawing down of capital commitments to private funds in addition to decreases in the values of various securities held by the Company. In connection with the Company's commitments to private funds in the amount of $58,000,000 since inception, a total of $45,277,927 has been contributed by the Company through January 31, 2001.

PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      Not Applicable.

ITEM 2.  CHANGES IN SECURITIES.

      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5.  OTHER INFORMATION.

      Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)   EXHIBITS.

      None.

(B)   REPORTS ON FORM 8-K.

      None.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    EXCELSIOR PRIVATE EQUITY FUND II, INC.



Date:  March 16, 2001                 By: /s/ David I. Fann
                                         -----------------------------------
                                         David I. Fann
                                         (Principal Executive Officer)




Date:  March 16, 2001                 By: /s/ Brian F. Schmidt
                                         -----------------------------------
                                         Brian F. Schmidt
                                         (Principal Financial and Accounting
                                         Officer)