Form 10-Q
period 2001-04-30
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2001-06-14
CIK 1036052

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                 ----------

                                 FORM 10-Q



(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Quarterly Period Ended  April 30, 2001
                                --------------

                                     OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

                      Commission file number 000-22277
                                             ---------

                   EXCELSIOR PRIVATE EQUITY FUND II, INC.
------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

MARYLAND                                                         22-3510108
------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation                 (I.R.S. Employer
          or Organization)                                  Identification No.)

114 West 47th Street, New York, NY                                10036-1532
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's Telephone Number, Including Area Code  (212) 852-1000
                                                    ------------------------

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

         As of June 1, 2001 there were 195,730 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.



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


            INDEX                                                     PAGE NO.
            -----                                                     --------

   PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements.

            Portfolio of Investments as of April 30, 2001.                 1

            Statement of Assets and Liabilities at April 30,
            2001 and October 31, 2001.                                     4

            Statement of Operations for the six-month periods
            ended April 30, 2001 and April 30, 2000.                       5

            Statement of Changes in Net Assets for the six-month
            periods ended April 30, 2001 and April 30, 2000.               6

            Statement of Cash Flows for the six-month periods
            ended April 30, 2001 and April 30, 2000.                       7

            Notes to Financial Statements.                                 8

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                           9

   PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings.                                            10

   Item 2.  Changes in Securities and Use of Proceeds.                    10

   Item 3.  Defaults Upon Senior Securities.                              10

   Item 4.  Submission of Matters to a Vote of Security Holders.          10

   Item 5.  Other Information.                                            10

   Item 6.  Exhibits and Reports on Form 8-K.                             10

SIGNATURES




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.


Excelsior Private Equity Fund II, Inc.
Portfolio of Investments (Unaudited)
------------------------------------------------------------------------------
                                                       April 30, 2001
                                               -------------------------------

PORTFOLIO STRUCTURE

    PORTFOLIO COMPANIES                      $  96,931,632        53.34%

    PRIVATE FUNDS                               58,373,728        32.12%

    SHORT-TERM INVESTMENTS:

      U.S. Government & Agency Obligations      17,997,820         9.90%

      Investment Companies                       3,113,488         1.71%
                                               ------------     ---------

    TOTAL INVESTMENTS                          176,416,668        97.07%
    OTHER ASSETS & LIABILITIES (NET)             5,319,235         2.93%
                                               ------------     ---------

    NET ASSETS                               $ 181,735,901       100.00%
                                               ============     =========

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments                                                      Quarter Ended:    April 30, 2001
--------------------------------------------------------------------------------------------------------------


      Portfolio
     Amount/Shares                                                               Coupon             Value
                                                                              --------------
U.S. GOVERNMENT AGENCY OBLIGATIONS - 9.90%
       18,000,000    FFCB Discount Note                                                           17,997,820
                                                                                                 ------------
      TOTAL U.S. GOVERNMENT AGENCY OBLIGATIONS                                                    17,997,820
     (Cost $17,997,820)

PUBLICLY TRADED COMPANIES - 5.11%
        2,280,000    Curon Medical Inc.                                                            5,755,860
        3,526,685    Life Minders, Inc.                                                            3,526,685
                                                                                                 ------------
     TOTAL PUBLICLY TRADED COMPANIES                                                               9,282,545
     (Cost $19,269,082)

PRIVATE INVESTMENT FUNDS - 32.12%
                     Advanced Technology Ventures V                                                3,705,055
                     Brand Equity Ventures I, LP                                                   1,659,886
                     Brentwood Associates Buyout Fund                                              2,449,307
                     Broadview Capital Partners, LP                                                3,071,234
                     Commonwealth Capital Ventures II, LP                                          2,901,424
                     Communications Ventures III, LP                                               9,305,236
                     Friedman, Fleischer & Lowe LLC, LP                                              819,480
                     Mayfield X LP                                                                 6,036,299
                     MidAtlantic Venture Fund III, LP                                              6,303,721
                     Morgenthaler Venture Partners V, LP                                          11,155,107
                     Quad-C Partners V, LP                                                         3,795,124
                     Sevin Rosen Fund VI, LP                                                       4,115,730
                     Trinity Ventures VI, LP                                                       3,056,098
                                                                                                 ------------
     TOTAL PRIVATE INVESTMENT FUNDS                                                               58,373,728
     (Cost $42,710,960)

PRIVATE COMPANIES  -  48.23 %
     Biotechnology -   3.57 %
        7,100,000    Protogene Laboratories, Inc., Series B                                        5,680,000
          800,000    Protogene Laboratories, Inc., Promissory Note                                   800,000
                                                                                                ------------
                                                                                                   6,480,000

        Computer Software - 0.00%
        1,151,315    Constellar Corp., Series C                                                            -
                                                                                                 ------------

        Educational Services -  13.85 %
            7,548    Advantage Schools, Inc., Series C                                             8,722,544
           79,531    Advantage Schools, Inc., Series D                                             1,010,970
          111,074    Advantage Schools, Inc., Series E                                             1,283,579
        1,025,748    Advantage Schools, Inc., Series Promissory Note                               1,025,748
           42,226    Classroom Holdings, Inc., Cumulative Preferred                                4,222,747
          361,822    Classroom Holdings, Inc., Series A                                            6,150,974
          162,297    Classroom Holdings, Inc., Series B                                            2,759,049
          103,122    Classroom Holdings, Inc., Series C                                              876,537
                                                                                                 ------------
                                                                                                  25,175,610

        Internet Services - Business -   15.21%
        1,428,572    BPA Systems Inc., Series A                                                    5,000,000
          695,652    Captura Software, Inc., Series D                                              6,462,607
           86,114    Captura Software, Inc., Series E                                                799,999
          913,597    Epod Corp., Series B-1                                                          392,847
          467,174    Epod Corp., Series B-2                                                          415,785
        2,388,345    firstsource Corp., Series A                                                           -
          750,000    Killerbiz, Inc., Promissory Note                                                      -
        4,694,407    Marketfirst Software, Inc., Series B                                          1,399,872
          787,166    Marketfirst Software, Inc., Series E                                            634,771
          207,921    Marketfirst Software, Inc., Promissory Note                                     207,921
        2,000,000    My Seasons.com, Inc., Series A                                                2,000,000
        7,113,967    Managemark, Inc. (formerly On the Go Software) Series B                               -
          500,000    Managemark, Inc. Promissory Note                                                      -
        1,676,229    ReleaseNow.com, Series D                                                      8,381,145
          115,000    ReleaseNow.com, Series E                                                        575,000
          100,000    ReleaseNow.com, Series F                                                        500,000
          176,000    ReleaseNow.com, Series G                                                        880,000
                                                                                                 ------------
                                                                                                  27,649,946
                                                                                                 ------------
        Medical Devices -  4.24%
          124,144    Curon Medical(formerly Conway-Stuart Medical)                                   124,144
          522,388    SurVivaLink Corp., Series B                                                   6,999,999
          585,000    SurVivaLink Corp., Promissory Note                                              585,000
                                                                                                 ------------
                                                                                                   7,709,143
                                                                                                 ------------
        Semiconductors -  10.80%
        7,960,371    PowerSmart, Inc., Series A                                                    7,960,371
          530,786    PowerSmart, Inc., Series B                                                    1,304,667
          252,780    PowerSmart, Inc., Series D                                                      621,331
        4,850,000    PowerSmart, Inc., Common                                                      9,737,908
                                                                                                 ------------
                                                                                                  19,624,276

        Wireless Radio Equipment - 0.00%
        3,033,981    Zeus Wireless, Inc.                                                                   --
                                                                                                 ------------
     Warrants - 0.26%
        Educational Services - 0.21%
           46,219    Advantage Schools, Inc., Series D                                                46,146
           27,760    Advantage Schools, Inc., Common                                                 320,520

        Internet Services - Business - 0.34%
          173,913    Captura Software, Inc., Series D                                                615,652
           21,529    Captura Software, Inc., Series E                                                      --

        Semiconductors - 0.02%
           11,308    PowerSmart, Inc. Series D                                                        27,795
                                                                                                 ------------
                     TOTAL PRIVATE COMPANIES                                                      87,649,088
                                                                                                 ------------
    (Cost $96,729,029)

INVESTMENT COMPANIES - 1.71%
        1,561,275    Dreyfus Treasury Cash Management Fund                                         1,561,275
        1,505,812    Fidelity Cash Portfolio, U.S. Treasury II                                     1,505,812
           46,400    Dreyfus Government Cash Management Fund                                          46,400

                                                                                                 ------------
     TOTAL INVESTMENT COMPANIES (Cost $3,113,488)                                                  3,113,488
                                                                                                 ------------

TOTAL INVESTMENTS (Cost $180,728,174)                                                 97.07 %    176,416,668
OTHER ASSETS & LIABILITIES (NET)                                                       2.93      (5,319,235)
                                                                              --------------     ------------
NET ASSETS                                                                           100.00 %  $ 181,735,903
                                                                              ==============     ============

Excelsior Private Equity Fund II, Inc.
Statement of Assets and Liabilities
---------------------------------------------------------------------------------------------------
                                                           April 30, 2001        October 31, 2000
                                                         -------------------     ------------------
                                                            (Unaudited)
ASSETS

Investment Securities, at Cost                            $    180,728,174          $ 185,101,170
                                                             ==============         ==============
Investment Securities, at Value                                176,416,668            271,883,525


Cash                                                                    --                  2,174
Receivables:
   From Investment Adviser                                       3,624,458                     --
   Interest                                                         15,224                103,053
   for Investments Sold                                          2,323,200              2,022,282
Prepaid Assets                                                      16,423                159,126
                                                             --------------         --------------
         TOTAL ASSETS                                          183,037,060            274,170,160
                                                             --------------         --------------

LIABILITIES

Managing Investment Advisory Fees Payable                          641,087              5,988,264
Deferred Incentive Fee Payable                                          --              9,714,201
Payable For Investments Purchased                                  574,998                574,999
Administration and Shareholder Servicing Fees Payable               20,287                 20,546
Directors Fees Payable                                              32,213                 66,489
Accrued Expenses and Other Payables                                 32,572                100,455
                                                             --------------         --------------
         TOTAL LIABILITIES                                       1,301,157             16,464,954
                                                             --------------         --------------
NET ASSETS                                                $    181,735,903       $    257,705,206
                                                             ==============         ==============

NET ASSETS CONSIST OF

Accumulated Undistributed Net Investment Income           $        388,042          $   1,304,582
Accumulated Net Realized Gain on Investments                     2,070,537                  4,174
Net Unrealized Appreciation/Depreciation of Investments        (4,311,506)             86,782,355
Allowance for Management Incentive Fee                         (5,713,336)           (19,688,071)
Par Value                                                            1,957                  1,957
Paid in Capital in Excess of Par Value                         189,300,209            189,300,209
                                                             --------------         --------------
         TOTAL NET ASSETS                                 $    181,735,903       $    257,705,206
                                                             ==============         ==============
Shares of Common Stock Outstanding                                 195,730                195,730
                                                             --------------         --------------
NET ASSET VALUE PER SHARE                                 $         928.50       $        1316.64
                                                             ==============         ==============

Excelsior Private Equity Fund II, Inc.
Statement of Operations (Unaudited)
----------------------------------------------------------------------------------------------------------------
                                                                       Six Months ended
                                                                           April 30,
                                                                    2001              2000
                                                             --------------     -------------
INVESTMENT INCOME
Interest Income                                           $        759,605   $     2,267,033
                                                             --------------     -------------

         TOTAL INCOME                                              759,605         2,267,033
                                                             --------------     -------------

EXPENSES

Management Investment Advisory Fees                              1,436,990         2,229,484
Administrative Fees and Shareholder Servicing
  Fees                                                              31,984            33,068
Custodial Fees                                                      21,898            34,744
Legal Fees                                                          80,779            73,087
Audit and Other Professional Service Fees                           39,772            13,923
Directors' Fees and Expenses                                        33,224            36,590
Shareholder Reports                                                 11,166             3,827
Insurance Expense                                                   20,881            36,907
Miscellaneous Expense                                                4,463             2,309
                                                             --------------     -------------

         TOTAL EXPENSES                                          1,681,157         2,463,939

Fees Waived and Reimbursed by Adviser                               (5,011)              --
                                                             --------------     -------------

         NET EXPENSES                                            1,676,146         2,463,939
                                                             --------------     ------------

NET INVESTMENT LOSS                                               (916,541)         (196,907)
                                                             --------------     -------------

REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS

Net Realized Gain on Security Transactions                       2,066,363           327,284

Change in Unrealized Appreciation (Depreciation)
  on Investments                                               (91,093,860)      140,983,228
                                                             --------------     -------------

NET REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS                                   (89,027,497)      141,310,512

Change in Management Incentive Fee                              13,974,736       (23,993,947)
                                                             --------------     ------------

NET INCREASE (DECREASE) IN NET
  ASSETS RESULTING FROM OPERATIONS                        $   (75,969,302)   $   117,119,658
                                                             ==============     =============

Excelsior Private Equity Fund II, Inc.
Statement of Changes in Net Assets (Unaudited)

                                                                        Six Months ended
                                                                            April 30,

                                                               2001                    2000
                                                        ----------------        ----------------
OPERATIONS

Net Investment Loss                                     $      (916,541)        $      (196,907)
Net Realized Gain on Investments                              2,066,363                 327,284
Change in Unrealized Appreciation (Depreciation)
  on Investments                                            (91,093,861)            140,983,228
Change in Allowance for Management Incentive
  Fee                                                        13,974,736             (23,993,947)
                                                        ----------------        ----------------
Net Increase (Decrease) in Net Assets
  Resulting From Operations                                 (75,969,303)            117,119,658

DISTRIBUTIONS TO SHAREHOLDER

From Net Realized Gain on Investments                                --             (31,957,673)
                                                        ----------------        ----------------

NET INCREASE (DECREASE) IN NET
  ASSETS                                                    (75,969,303)             85,161,985

NET ASSETS

Beginning of Period                                         257,705,206             245,106,914

End of Period                                           $   181,735,903        $    330,268,899
                                                        ================        ================

     Excelsior Private Equity Fund II, Inc.
     Statement of Cash Flows (Unaudited)

                                                        Six Months ended
                                                           April 30,

                                                    2001              2000
                                               --------------   ---------------
CASH FLOWS FROM INVESTING
AND OPERATING ACTIVITIES

Proceeds from Sales of Investments          $       4,352,051$       2,686,497
Purchases of Investment                           (10,030,246)     (41,711,084)
Net Decrease in Short Term Investment              12,939,191       76,028,174
Investment Income                                     362,226        1,526,999
Operating Expenses Paid                            (8,886,721)      (6,573,653)
                                               --------------   ---------------
 Net Cash Provided for Investing and
    Operating Activities                           (1,263,499)      31,956,933
                                               --------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES                                        97

Distributions Paid                                         --      (31,960,967)
                                               --------------   ---------------
Net Cash Used by Financing Activities                      --      (31,960,967)
                                               --------------
Net Decrease in Cash                              (1,263,499)           (4,034)

Cash at Beginning of Period                        1,192,864               137
                                               --------------   ---------------
Cash at End of Period                       $        (70,635)   $       (3,897)
                                               ==============   ===============

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

         Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted.

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

(2)      Purchases and Sales of Securities:

         Purchase and sales of securities for the six-month period ended April 30, 2001, excluding short-term investments, for the Company aggregated $11,299,591 and $2,881,233 respectively. At April 30, 2001, the Company had outstanding investment commitments totaling $11,645,276.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Six-Month Period Ended April 30, 2001 as Compared to the Similar Period in 2000

         The Company's net asset value per common share was $928.50 at April 30, 2001, down $388.14 per share from the net asset value per common share of $1,316.64 at October 31, 2001. This decrease is principally the result of (i) depreciation of Lifeminders and Curon Medical public stock
(ii) the write off of several investments, including firstsource, Zeus Wireless and Killerbiz, and (iii) the write down of Marketfirst Software and ePod. In addition, there was a broad decline in the values of the private funds during the period. The Company's net asset value per common share was $687.37 at April 30, 2000, down $564.90 per share from the net asset value per common share of $1,252.27 at October 31, 1999.

Realized and Unrealized Gains and Losses from Portfolio Investments

         For the six months ended April 30, 2001 and 2000, the Company had a net realized gain on security transactions of $2,066,363 and $327,284, respectively. For the six months ended April 30, 2001 and 2000, the Company had a net change in unrealized appreciation (depreciation) on investments of $(91,093,861) and $140,983,228, respectively. The realized gains were the net result of the Company's sale of shares of distributions of stock, including Watchguard, Sciquest New Focus and Co Sine, from private funds. The change in unrealized depreciation was principally the result of a decline in the value of Lifeminders and Curon Medical, as well as the previously mentioned writeoffs and writedowns of certain investments during the period. In addition, there was a decline in the value of the private funds during the period.

Investment Income and Expenses

         For the six months ended April 30, 2001, the Company had interest income of $759,605 and net operating expenses of $1,676,146, resulting in net investment loss of $916,541 as compared to interest income of $2,267,033 and net operating expenses of $2,463,939, resulting in net investment loss of $196,907 for the six months ended April 30, 2000. The primary reason for the decrease in interest income was a decrease in assets invested in short-term instruments and a decrease in short-term interest rates. The decrease in net operating expenses is principally attributable to a decrease in Management Investment Advisory Fees due to a decrease in the value of assets under management.

         United States Trust Company of New York and U.S. Trust Company (together, the "Managing Investment Adviser") provide investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the six months ended April 30, 2001 and 2000, the Managing Investment Adviser earned $1,436,990 and $2,229,484 in management fees, respectively. In addition, for the six months ended April 30, 2001 and 2000, the reduction (increase) in allowance for the Management Incentive Fee was $13,974,736 and $(23,993,947), respectively. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amounts of $5,011 and $0 respectively, as a result of expenses incurred in excess of those permitted pursuant to the Company's Prospectus.

Net Assets

At April 30, 2001, the Company's net assets were $181,735,903, a decrease of $75,969,303 from net assets of $257,705,206 at October 31, 2000.

Liquidity and Capital Resources

         The Company has focused its investments in the private equity securities of expansion and later- stage venture capital companies and middle-market companies that the Company believes offer significant long-term capital appreciation. The Company may offer managerial assistance to certain of these companies. The Company invests its available cash in short-term investments of marketable securities pending distributions to shareholders or to provide the liquidity necessary to make portfolio investments as investment opportunities arise.

         Except for capital contributions made to private funds, the Company only made follow-on investments in Advantage Schools, Classroom Connect and Marketfirst Software in the three month period ended April 30, 2001.

         At April 30, 2001, the Company held $0 in cash and $176,416,668 in investments as compared to $2,174 in cash and $271,883,525 in investments at October 31, 2001. These changes from October 31, 2000 were primarily the result of continued follow-on investing in private companies as well as the drawing down of capital commitments to private funds in addition to decreases in the values of private funds and certain direct investments held by the Company. In connection with the Company's commitments to private funds in the amount of $58,000,000 since inception, a total of $46,354,724 has been contributed by the Company through April 30, 2001.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not Applicable.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Securityholders.

         The Annual Meeting of Shareholders of the Company was held at the offices of United States Trust Company 114 West 47th Street, New York, New York 10036 at 10:00 a.m. (New York time) on March 16, 2001 (the "Meeting"). Of the 195,730 shares outstanding as of January 24, 2001, the record date for the Meeting, 118,367 were present or represented by proxy at the Meeting. The shareholders of the Company approved the following matters:
(i) to elect each of Mr. Bernstein, Mr. Hover, Mr. Murphy and Mr. Imbimbo as directors of the Company and (iv) to ratify the selection of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending October 31, 2001. The results of the voting for each of these proposals were as follows:

1. Election of Directors:                     For         Withheld
                                            -------       --------

John C. Hover II                           118,046          321
Gene M. Bernstein                          118,094          273
Stephen V. Murphy                          117,994          373
Victor F. Imbimbo, Jr.                     118,064          303

2. To ratify Ernst & Young LLP as independent accountants for the fiscal year ending October 31, 2001:

For:     117,823
Against:    363
Abstain:    181


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



                                        EXCELSIOR PRIVATE EQUITY FUND II, INC.



Date:  June 14, 2001                    By:/s/ DAVID I. FANN
                                           -----------------------------------
                                           David I. Fann
                                           (Principal Executive Officer)




Date:  June 14, 2001                    By:/s/ BRIAN F. SCHMIDT
                                           -----------------------------------
                                           Brian F. Schmidt
                                           (Principal Financial and Accounting
                                            Officer)