Form 10-Q
period 2001-07-31
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2001-09-14
CIK 1036052

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                 ----------

                                 FORM 10-Q



(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  July 31, 2001
                               -----------------------------------------------

                                     OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________________ to _____________________


                      Commission file number 000-22277
                                             -------------------


                   EXCELSIOR PRIVATE EQUITY FUND II, INC.
-----------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)


MARYLAND                                                  22-3510108
----------------------------------------------------------------------------
(State or Other Jurisdiction                          (I.R.S. Employer
of Incorporation or Organization)                     Identification No.)


114 West 47th Street, New York, NY                           10036-1532
----------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)


Registrant's Telephone Number, Including Area Code  (212) 852-1000
                                                    ------------------------


-----------------------------------------------------------------------------
            Former Name, Former Address and Former Fiscal Year,
                       if Changed Since last Report.


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   |X|   No   | |

         As of September 1, 2001 there were 195,730 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.



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


                 INDEX                                                                                  PAGE NO.
                 -----                                                                                  --------

        PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements.

                 Portfolio of Investments as of July 31, 2001.                                             1

                 Statement of Assets and Liabilities at July 31, 2001 and October 31, 2001.                2

                 Statement of Operations for the nine-month  periods ended July 31, 2001 and July
                 31, 2000.                                                                                 3

                 Statement of Changes in Net Assets for the nine-month periods ended July 31, 2001
                 and  July 31, 2000.                                                                       4

                 Statement of Cash Flows for the  nine-month periods ended July 31, 2001 and July
                 31, 2000.                                                                                 5

                 Notes to Financial Statements.                                                            6

        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                 Operations.                                                                               7

       PART II.  OTHER INFORMATION

        Item 1.  Legal Proceedings.                                                                        8

        Item 2.  Changes in Securities and Use of Proceeds.                                                8

        Item 3.  Defaults Upon Senior Securities.                                                          8

        Item 4.  Submission of Matters to a Vote of Security Holders.                                      8

        Item 5.  Other Information.                                                                        8

        Item 6.  Exhibits and Reports on Form 8-K.                                                         8

SIGNATURES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.



Excelsior Private Equity Fund II, Inc.
Portfolio of Investments (Unaudited)
----------------------------------------------------------------------------------------------

                                                                      July 31, 2001
                                                                 -----------------------

PORTFOLIO STRUCTURE

    PORTFOLIO COMPANIES                                 $      81,213,753                51.57%

    PRIVATE FUNDS                                              48,960,252                31.09%

    SHORT-TERM INVESTMENTS:

      U.S. Government & Agency Obligations                     14,990,750                 9.52%

      Investment Companies                                      5,106,283                 3.24%
                                                          ----------------      ----------------

    TOTAL INVESTMENTS                                         150,271,038                95.42%
    OTHER ASSETS & LIABILITIES (NET)                            7,209,895                 4.58%
                                                          ----------------      ----------------

    NET ASSETS                                          $     157,480,933               100.00%
                                                          ================      ================




Excelsior Private Equity Fund II, Inc.
Statement of Assets and Liabilities
-------------------------------------------------------------------------------------------------------------------
                                                                   July 31, 2001                 October 31, 2000
                                                                -------------------              ------------------
                                                                   (Unaudited)
ASSETS

Investment Securities, at Cost                                   $    180,578,467                   $ 185,101,170
                                                                    ==============                  ==============

Investment Securities, at Value                                       150,271,038                     271,883,525


Cash                                                                           --                           2,174
Receivables:
   From Investment Adviser                                              7,282,827                              --
   Interest                                                                15,460                         103,053
   For Investments Sold                                                        --                       2,022,282
Prepaid Assets                                                              9,354                         159,126
                                                                    --------------                  --------------

         TOTAL ASSETS                                                 157,578,679                     274,170,160
                                                                    --------------                  --------------

LIABILITIES

Managing Investment Advisory Fees Payable                                      --                       5,988,264
Deferred Incentive Fee Payable                                                 --                       9,714,201
Payable For Investments Purchased                                              --                         574,999
Administration and Shareholder Servicing Fees Payable                      14,600                          20,546
Directors Fees Payable                                                     38,601                          66,489
Accrued Expenses and Other Payables                                       44,545                          100,455
                                                                    --------------                  --------------

         TOTAL LIABILITIES                                                 97,746                      16,464,954
                                                                    --------------                  --------------

NET ASSETS                                                       $    157,480,933                $    257,705,206
                                                                    ==============                  ==============

NET ASSETS CONSIST OF

Accumulated Undistributed Net Investment Income                  $        708,752                   $   1,304,582
Accumulated Net Realized Gain (Loss) on Investments                       (47,723)                          4,174
Net Unrealized Appreciation (Depreciation) on Investments             (30,307,429)                     86,782,355
Allowance for Management Incentive Fee                                 (2,174,833)                    (19,688,071)
Par Value                                                                   1,957                           1,957
Paid in Capital in Excess of Par Value                                189,300,209                     189,300,209
                                                                    --------------                  --------------

         TOTAL NET ASSETS                                        $    157,480,933                $    257,705,206
                                                                    ==============                  ==============

Shares of Common Stock Outstanding                                        195,730                         195,730
                                                                    --------------                  --------------

NET ASSET VALUE PER SHARE                                        $         804.58                $       1,316.64
                                                                    ==============                  ==============




Excelsior Private Equity Fund II, Inc.
Statement of Operations (Unaudited)
-----------------------------------------------------------------------------------------------------------------
                                                                             Nine Months ended
                                                                                  July 31,
                                                                      2001                        2000
                                                             -----------------------     -----------------------
INVESTMENT INCOME

Interest Income                                           $               1,781,061   $               3,025,257
                                                             -----------------------     -----------------------

         TOTAL INCOME                                                     1,781,061                   3,025,257
                                                             -----------------------     -----------------------

EXPENSES

Management Investment Advisory Fees                                       2,035,901                   3,268,372
Administrative Fees and Shareholder Servicing
  Fees                                                                       52,242                      49,783
Custodial Fees                                                               31,179                      52,740
Legal Fees                                                                  164,548                     100,738
Audit and Other Professional Service Fees                                    59,836                      31,761
Directors' Fees and Expenses                                                 60,612                      51,639
Shareholder Reports                                                          19,961                       6,198
Insurance Expense                                                            40,221                      56,481
Miscellaneous Expense                                                         6,732                       2,686
                                                             -----------------------     -----------------------

         TOTAL EXPENSES                                                   2,471,232                   3,620,398

Fees Waived and Reimbursed by Adviser                                      (94,341)                          --
                                                             -----------------------     -----------------------

         NET EXPENSES                                                    2,376,891                    3,620,398
                                                             -----------------------     -----------------------

NET INVESTMENT INCOME (LOSS)                                              (595,830)                   (595,141)
                                                             -----------------------     -----------------------

REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS

Net Realized Gain (Loss) on Security Transactions                          (51,898)                  27,685,209

Change in Unrealized Appreciation (Depreciation)
  on Investments                                                      (117,089,784)                  76,322,406
                                                             -----------------------     -----------------------

NET REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS                                          (117,141,682)                 104,007,615

Change in Management Incentive Fee                                       17,513,239                (12,865,173)
                                                             -----------------------     -----------------------

NET INCREASE (DECREASE) IN NET
  ASSETS RESULTING FROM OPERATIONS                        $           (100,224,273)   $              90,547,301
                                                             =======================     =======================




Excelsior Private Equity Fund II, Inc.
Statement of Changes in Net Assets (Unaudited)
----------------------------------------------------------------------------------------------------------------
                                                                        Nine Months ended
                                                                            July 31,

                                                                 2001                              2000
                                                        -----------------------          ----------------------
OPERATIONS

Net Investment Gain/(Loss)                           $               (595,830)        $               (595,141)
Net Realized Gain/(Loss) on Investments                               (51,898)                      27,685,209
Change in Unrealized Appreciation/(Depreciation)
  on Investments                                                 (117,089,784)                      76,322,406
Change in Allowance for Management Incentive
  Fee                                                              17,513,239                      (12,865,173)
                                                        -----------------------          ----------------------
Net Increase/Decrease in Net Assets
  Resulting From Operations                                      (100,244,273)                      90,547,301

DISTRIBUTIONS TO SHAREHOLDER
From Net Investment Income                                                  --                              --
From Net Realized Gain on Investments                                       --                     (31,957,673)
                                                        -----------------------          ----------------------

NET INCREASE (DECREASE) IN NET
  ASSETS                                                         (100,224,273)                      58,589,628

NET ASSETS

Beginning of Period                                               257,705,206                      245,106,914

End of                                               $            157,480,933         $            303,696,542
Period
                                                        =======================          ======================



Excelsior Private Equity Fund II, Inc.
Statement of Cash Flows (Unaudited)
---------------------------------------------------------------------------------------------------------------
                                                                           Nine Months ended
                                                                               July 31,
                                                                 2001                            2000
                                                         ----------------------          ----------------------
CASH FLOWS FROM INVESTING
AND OPERATING ACTIVITIES

Proceeds from Sales of Investments                    $             6,284,026        $          1,298,136,306
Purchases of Investments                                          (15,849,217)                 (1,324,240,203)
Net Decrease in Short Term Investments                             13,953,466                      63,707,274
Investment Income                                                   1,210,510                       1,708,965
Operating Expenses Paid                                            (5,600,959)                     (6,994,658)
                                                         ----------------------          ----------------------
Net Cash Provided for Investing and
    Operating Activities                                               (2,174)                     32,317,684
                                                         ----------------------          ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions Paid                                                          0                     (31,960,967)
                                                         ----------------------          ----------------------
Net Cash Used by Financing Activities                                       0                     (31,960,967)
                                                         ----------------------          ----------------------
Net Decrease in Cash                                                   (2,174)                        356,717
Cash at Beginning of Period                                             2,174                             137
                                                         ----------------------          ----------------------
Cash at End of Period                                 $                     0        $                356,854
                                                         ======================          ======================




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

         (a) Portfolio valuation:

         In valuing the Company's assets, securities for which market quotations are readily available generally will be valued at the last sale price on the date of valuation or, if no sale occurred, at the mean of the latest bid and ask prices; provided that, as to such securities that may have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied. Securities for which no public market exists and other assets will be valued at fair value as determined in good faith by the Manager or a committee of the Board under the supervision of the Board pursuant to certain valuation procedures summarized below. Securities having remaining maturities of 60 days or less are valued at amortized cost. The value for securities for which no public market exists is difficult to determine. Generally, such investment will be valued on a "going concern" basis without giving effect to any disposition costs. There is a range of values that is reasonable for such investments at any particular time. Initially, direct investments are valued based upon their original cost, until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct investments will be valued by the "private market" or "appraisal" method of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the company such as earnings, net worth, reliable private sale prices of the company's securities, the market prices for similar securities of comparable companies, an assessment of the company's future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Manager or a committee of the Board and, in any event, not less frequently than quarterly. However, there can be no assurance that such value will represent the return that might ultimately be realized by the Company from the investments.

         (b) Federal income taxes:

         It is the policy of the Company to continue to qualify as a "regulated investment company" solely for purposes of Subchapter M of the Internal Revenue Code and distribute substantially all of its taxable income to its shareholders. Therefore, no federal income or excise tax provision is required.

(2)      Purchases and Sales of Securities:

         Purchases and sales of securities for the nine-month period ended July 31, 2001, excluding short-term investments, for the Company aggregated $15,073,509 and $3,902,739, respectively. At July 31, 2001, the Company had outstanding investment commitments totaling $11,220,739.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Nine-Month Period Ended July 31, 2001 as Compared to the Similar Period in 2000

         The Company's net asset value per common share was $804.58 at July 31, 2001, down $512.06 per share from the net asset value per common share of $1,316.64 at October 31, 2000. This decrease is principally the result of (i) depreciation of Curon Medical public stock (ii) the write-off of Foster & Gallagher, and (iii) the write-down of ReleaseNow.com, Captura Software, Classroom Connect and Advantage Schools. In addition, there was a broad decline in the values of the private funds during the period. The Company's net asset value per common share was $1,551.61 at July 31, 2000, up $299.34 per share from the net asset value per common share of $1,252.27 at October 31, 1999.

Realized and Unrealized Gains and Losses from Portfolio Investments

         For the nine-month periods ended July 31, 2001 and 2000, the Company had a net realized gain (loss) on security transactions of $(51,898) and $27,685,209, respectively. For the nine months ended July 31, 2001 and 2000, the Company had a net change in unrealized appreciation (depreciation) on investments of $(117,089,784) and $76,322,406, respectively. The net realized loss was the result of the Company's sale of shares of and the liquidation of ePod, Inc. The change in unrealized depreciation was principally the result of a decline in the value of Curon Medical, as well as the previously mentioned write-off and write-down of certain investments during the period. In addition, there was a decline in the value of the private funds during the period.

Investment Income and Expenses

         For the nine-month period ended July 31, 2001, the Company had interest income of $1,781,061 and net operating expenses of $2,376,891, resulting in net investment loss of $(595,830) as compared to interest income of $3,025,257 and net operating expenses of $3,620,398, resulting in net investment loss of $(595,141) for the nine- month period ended July 31, 2000. The primary reason for the decrease in interest income was a decrease in assets invested in short-term instruments and a decrease in short-term interest rates. The decrease in net operating expenses is principally attributable to the decline in Management Investment Advisory Fees due to a decrease in the value of assets under management.

         United States Trust Company of New York and U.S. Trust Company (together, the "Managing Investment Adviser") provide investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the nine-month periods ended July 31, 2001 and 2000, the Managing Investment Adviser earned $2,035,901 and $3,268,372 in management fees, respectively. In addition, for the nine- month periods ended July 31, 2001 and 2000, the change in allowance for the Management Incentive Fee was $17,513,239 (a reduction in accumulated management incentive fees) and $(12,865,173) (an increase in accumulated management incentive fees), respectively. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amounts of $94,341 and $0 respectively, as a result of expenses incurred in excess of those permitted pursuant to the Company's Prospectus.

Net Assets

         At July 31, 2001, the Company's net assets were $157,480,933, a decrease of $100,224,273 from net assets of $257,705,206 at October 31, 2000. The Company's net assets at July 31, 2000 were $303,696,542, down $58,589,628 from net assets of $245,106,914 at October 31, 1999.

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

         Except for capital contributions made to private funds, the Company only made follow-on investments in Advantage Schools, Classroom Connect and Marketfirst Software in the three-month period ended July 31, 2001.

         At July 31, 2001, the Company held $0 in cash and $150,271,038 in investments as compared to $2,174 in cash and $271,883,525 in investments at October 31, 2000. These changes from October 31, 2000 were primarily the result of continued follow-on investing in private companies, the draw-down of capital commitments to private funds, and decreases in the values of private funds and certain direct investments held by the Company. In connection with the Company's commitments to private funds in the amount of $58,000,000 since inception, a total of $46,779,263 has been contributed by the Company through July 31, 2001.


PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not Applicable.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable.

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


                                        EXCELSIOR PRIVATE EQUITY FUND II, INC.


Date:  September 14, 2001               By: /s/ David I. Fann
                                            ----------------------------------
                                            David I. Fann
                                            (Principal Executive Officer)


Date:  September 14, 2001               By: /s/ Brian F. Schmidt
                                            ----------------------------------
                                            Brian F. Schmidt
                                            (Principal Financial and
                                            Accounting Officer)