Form 10-K
period 2001-10-31
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2002-01-29
CIK 1036052

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K

                     FOR ANNUAL AND TRANSITION REPORTS
                  PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended October 31, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant's common stock is not listed on any exchange nor does it trade on any established securities market or other market.

As of December 31, 2001 there were 195,730 shares outstanding of the registrant's common stock.


                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 22, 2002 are incorporated by reference into Part III (Items 10, 11 and 12) to this Form 10-K.




                                                 TABLE OF CONTENTS




                                                                                                         Form 10-K
                                                                                                       Report Page

                                                      PART I

     1.        Business                                                                                     1
     2.        Properties                                                                                   6
     3.        Legal Proceedings                                                                            6
     4.        Submission of Matters to a Vote of Security Holders                                          6

                                                     PART II

     5.        Market for Registrant's Common Equity and Related Stockholder Matters                        6
     6.        Selected Financial Data                                                                      6
     7.        Management's Discussion and Analysis of Financial Condition and Results of                   6
               Operations
     7A.       Quantitative and Qualitative Disclosures About Market Risk                                   8
     8.        Financial Statements and Supplementary Data                                                  8
     9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        22

                                                     PART III

     10.       Directors and Executive Officers of the Registrant                                          22
     11.       Executive Compensation                                                                      22
     12.       Security Ownership of Certain Beneficial Owners and Management                              22
     13.       Certain Relationships and Related Transactions                                              22

                                                     PART IV

     14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K                            23







-------------------------------------------------------------------------------
                   FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company's prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. The Company's future results may differ materially from its historical results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers should also carefully review the risk factors described in the other documents the Company files, or has filed, from time to time with the Securities and Exchange Commission.
-------------------------------------------------------------------------------






                                   PART I

ITEM 1.       BUSINESS.

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

         Pursuant to a Registration Statement on Form N-2 (File No. 333-23811) which was declared effective on June 2, 1997, the Company publicly offered up to 200,000 shares of common stock at $1,000 per share. The Company held its initial and final closings on each of October 8, 1997 and November 19, 1997 representing over $155.5 million and $40.2 million, respectively. The Company sold a total of 195,730 shares in the public offering for gross proceeds totaling $195,730,000 (including one share purchased for $1,000 on March 20, 1997, by Douglas A. Lindgren, the Company's Executive Vice President and Chief Investment Officer). Shares of the Company were made available through UST Financial Services Corp. (the "Selling Agent") to clients of U.S. Trust and its affiliates who met the Company's investor suitability standards.

         In connection with the public offering of the Company's shares, the Managing Investment Adviser paid to the Selling Agent a commission totaling $60,000. The Company incurred offering costs associated with the public offering totaling $367,154. Net proceeds to the Company from the public offering, after offering costs, totaled $195,362,846.

         The Company's Articles of Incorporation provide that the duration of the Company will be ten years from the final closing of the sale of the shares, subject to the rights of the Managing Investment Adviser and the investors to extend the term of the Company.

Portfolio Investments

         The broad-based decline in the public markets over the last eighteen months, coupled with sector re-allocation amongst both institutional and individual investors, imposed a difficult economic environment for private equity and venture capital investors. The Company was not immune to this downturn, and, the past year has been challenging for Excelsior Private Equity Fund II, Inc.

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

o WNP Communications, Inc., Reston, VA, acquired broadband spectrum covering 30 of the top 50 markets in the United States in the Local Multipoint Distribution Services auction conducted by the FCC in 1998. In May 1999, the company was acquired by NextLink, a leading wireless communication services provider, for cash and stock. The Company sold all of the NextLink stock received in the exchange and realized a 3.3x return on its $5.9 million investment.

o Classroom Connect, Inc., Los Angeles, CA, is a provider of Internet-based educational products for students in kindergarten to eighth grade. The company's product and service offerings include proprietary instruction guides, teaching plans, seminars and unique Internet content. The company is targeting teachers and school districts wishing to incorporate the Internet into the classroom. In September 2001, Classroom Connect was acquired by Harcourt Education, Inc., a subsidiary of Reed Elsevier PLC. The Company received proceeds of $8.1 million and expects to receive an additional $1 million currently in escrow, which together equals 100% of the Company's invested capital.

Investments Held -- Public

o Curon Medical, Inc. (NASDAQ: CURN) (formerly known as Conway-Stuart Medical, Inc.) Sunnyvale, CA, develops and markets medical devices utilizing radiofrequency for the treatment of gastrointestinal disorders. Curon's current products provide cost-effective procedures for the treatment of gastroesophageal reflux disease and fecal incontinence. Curon completed its initial public offering in September 2000. The Company invested $6 million in Curon at an average cost of $2.63 per share and currently holds
         2.3 million shares of common stock. On October 31, 2001, Curon closed at $2.65 per share.

o Cross Media Marketing Corporation (AMEX: XMM), New York, NY, is a technology-driven marketing company integrating its direct marketing skills with cutting-edge technologies, including interactive voice response and web-based systems, resulting in a multi-dimensional marketing platform for the international marketing of products and services. The Company had invested $11.5 million in LifeMinders, Inc., which merged with Cross Media in October 2001. In November 1999, LifeMinders completed its initial public offering. From May 2000 through October 2000, the Company sold 735,000 shares of LifeMinders and realized proceeds of $25.2 million, or 2.2x the cost to the Company. As a result of the merger, the Company received $3.9 million in cash and 520,539 shares of Cross Media common stock. On October 31, 2001, Cross Media closed at $7.00 per share.

o Cardiac Science, Inc. (NASDAQ: DFIB), Irvine, CA, develops, manufactures and markets automatic external cardiac defibrillators, or AECDs, which are medical devices used for the treatment of cardiac arrest. The Company had invested $7.6 million in SurVivaLink, Inc., which merged with Cardiac Science in September 2001. As a result of the merger, the Company received promissory notes in the principal amount of $6.8 million, 4.2 million shares of Cardiac Science common stock and $2.5 million in cash. On October 31, 2001, Cardiac Science closed at $2.55 per share.


Investments Held -- Private

o Mosaica Education, Inc. (formerly known as Advantage Schools, Inc.), Boston, MA, is a for-profit provider of public school education management services. Advantage manages charter schools in troubled urban school districts in cooperation with local partners. Its schools are publicly-funded, receiving per-student capitalization rates generally consistent with those received by other schools in the district. In August 2001, Mosaica Education, Inc. a privately held operator of charter schools, acquired Advantage. The Company received 75,059 shares of preferred stock in Mosaica Education, Inc. and holds $2 million in notes issued by the company.

o ClearOrbit, Inc. (formerly known as BPA Systems, Inc.), Austin, TX, extends enterprise value with proven software solutions that allow customers to fully leverage their investment in enterprise applications. ClearOrbit products expand rather than duplicate functionality, eliminating inefficiencies in the supply chain.

o Captura Software, Inc., Kirkland, WA, develops and provides expense management software and service solutions for large companies. The company's products significantly increase the efficiency and lower the cost of expense reports by providing a web-based software application that automates much of the process. Captura filed an S-1 registration statement for an initial public offering in October 2000, which was subsequently withdrawn in January 2001 due to the change in the capital markets environment.

o MarketFirst Software, Inc., Mountain View, CA, develops and markets hosted e-marketing software and services targeting middle-market corporations. The company's solution is focused on enabling and managing interactive marketing campaigns through the Internet. The company's customers are motivated by the prospect of increasing customer revenue, improving customer relationships and reducing costs by automating key marketing functions with the MarketFirst solution. Marketfirst filed an S-1 registration statement for an initial public offering in April 2000, which was withdrawn in September 2000 due to the change in the capital markets environment.

o PowerSmart, Inc., Shelton, CT, is a provider of "smart" battery management products designed to maximize battery run-times and safety in laptop computers, cellular telephones and camcorders as well as a variety of hand-held electronic devices. PowerSmart recently introduced a new line of Application Specific Integrated Circuits and electronic modules that offer performance and flexibility at competitive prices. PowerSmart was formed as a spin-off of technology and related assets from Duracell.

Investments Written-Off

o Constellar Corporation, Redwood Shores, CA, a provider of enterprise application integration software and services to large organizations in North America, Europe and Australia, was sold in an asset purchase transaction to the Data Mirror Group in September 2000. The purchase price was $15 million, which was used to satisfy the company's debts. Although the transaction calls for certain contingency payments to shareholders, the investment has been fully written-off and the Company did not receive any proceeds.

o ePod Corporation, New York, NY, provided and distributed e-commerce, content syndication and rich media advertising services to manufacturers, retailers, web publishers and content providers in the entertainment, retail and advertising industries. In March 2001, ePod filed for the Canadian equivalent of a Chapter 7 bankruptcy and the investment has been written-off. The Company received proceeds of $.7 million from the company's liquidation in July 2001.

o firstsource Corporation, Santa Ana, CA, was a provider of e-procurement infrastructure solutions for both buyers and sellers. In April 2001, the company's asset-based lender pulled its credit facility, placing the company in a significant capital crunch, which could not be overcome in a depressed fundraising environment. As a result, the company's assets are in the process of being liquidated.

o KillerBiz, Inc., Santa Clara, CA was an online business-to-business marketplace and software solution connecting small businesses to suppliers of goods and services. In 2001, we determined that the KillerBiz business model was no longer viable and support for the company was ceased.

o MySeasons.com, Inc., New York, NY, was a business-to-consumer and business-to-business Internet commerce site aimed at selling gardening and related horticultural products, as well as providing associated content to the gardening community. In February 2001, MySeasons.com merged with Foster & Gallagher, Inc., a direct to consumer marketer of horticulture products. In July 2001, Foster & Gallagher filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.

o Managemark, Inc. (formerly known as On the Go Software, Inc.), Sunnyvale, CA was an Internet application software company focused on developing finance and administration software and services for small and middle-market firms. The company's bank foreclosed on its credit line when Managemark failed to raise additional capital. The assets were assigned to a liquidating agent and, consequently, it is unlikely that the Company will receive any proceeds from the sale of the company's assets.

o Protogene Laboratories, Inc., Palo Alto, CA, was a developer and manufacturer of DNA gene chip technology used in molecular biology and genetic research. In 2001, Protogene could not raise additional capital and is in the process of either selling or licensing its remaining assets.

o Zeus Wireless, Inc., Columbia, MD, built and marketed long-range frequency hopping radios for commercial and industrial facilities. The company utilized radio frequency technology as a substitute for wire with comparable range, reliability and security at a lower price while offering the flexibility associated with wireless solutions. Zeus Wireless could not raise additional capital in 2001 and has sold its assets. The Company did not receive any proceeds from the sale of the company's assets.

o ReleaseNow, Inc., Menlo Park, CA was an outsourced provider of e-commerce services for vendors and resellers of software and other digital goods. ReleaseNow provided software publishers, software resellers and content-driven web sites with technology and services to establish an Internet-based sales and distribution channel. In 2001, the Company determined that the ReleaseNow business model was no longer viable and support for the company was ceased. As a result, the company's assets were assigned to a liquidating agent.

Investments in Third-Party Investment Funds

o Advanced Technology Ventures V, LP ("ATV") is an early-stage focused fund targeting information technology and health care markets. ATV has drawn 95% of our $3 million commitment. At October 31, 2001, the total value (fair market value plus distributions) of this investment was $2.7 million.

o Brand Equity Ventures I, LP ("Brand Equity") is focused on investing broadly across the consumer sector, particularly in branded opportunities within e-commerce, retailing and direct response markets. Brand Equity has drawn all of our $2.5 million commitment. At October 31, 2001, the total value (fair market value plus distributions) of this investment was $1.9 million.

o Brentwood Associates III, LP ("Brentwood") is focused on middle-market buyouts and consolidations. Brentwood's strategy is to identify industries with consolidation characteristics, develop a strategy for implementation and recruit management to execute that strategy. The Company recently received a return of capital from Brentwood. Brentwood has drawn 65% of our $5 million commitment. At October 31, 2001, the total value (fair market value plus distributions) of this investment was $2.6 million.

o Broadview Capital Partners, LP ("Broadview") is focused on buyouts, recapitalizations and growth financings within the technology sector. The Company received a cash distribution from Broadview's position in Peregrine Systems, Inc. (NASDAQ: PRGN). Broadview has drawn 71% of our $5 million commitment. At October 31, 2001, the total value (fair market value plus distributions) of this investment was $2.5 million.

o Commonwealth Capital Ventures II, LP ("Commonwealth") invests in early to later-stage information technology companies in the New England region. Commonwealth maintains a particular focus on communications technology, Internet software and services and e-commerce companies. From Commonwealth, the Company received a stock distribution of Watchguard Technologies (NASDAQ: WGRD). Commonwealth has drawn 90% of our $4 million commitment. At October 31, 2001, the total value (fair market value plus distributions) of this investment was $4.2 million.

o Communications Ventures III, LP ("CommVentures") targets early-stage companies exclusively in the communications sector. The Company received a stock distribution of CoSine Communications (NASDAQ: COSN) from CommVentures. CommVentures has drawn all of our $5 million commitment. At October 31, 2001, the total value (fair market value plus distributions) of this investment was $6.5 million.

o Friedman, Fleischer & Lowe, LLP ("Friedman") is a fund focused exclusively on participation in middle-market buyouts. Friedman distributed a return of capital to the Company in January 2001. Friedman has drawn 30% of our $5 million commitment. At October 31, 2001, the total value (fair market value plus distributions) of this investment was $827,179.

o Mayfield X, LP ("Mayfield") invests in early-stage information technology and healthcare companies, primarily located in Silicon Valley. Mayfield has drawn 95% of our $5 million commitment. At October 31, 2001, the total value (fair market value plus distributions) of this investment was $3.5 million.

o Mid-Atlantic Venture Fund III, LP ("MAVF") invests in early and expansion-stage companies throughout the Mid-Atlantic region of the United States. MAVF has drawn all of our $5 million commitment. At October 31, 2001, the total value (fair market value plus distributions) of this investment was $3.7 million.

o Morgenthaler Venture Partners V, LP ("Morgenthaler") is primarily an early-stage venture fund, investing largely in information technology and healthcare companies but also investing in buyouts of basic businesses. The Company received a distribution of New Focus common stock (NASDAQ: NUFO) from Morgenthaler. Morgenthaler has drawn all of our $8 million commitment. At October 31, 2001, the total value (fair market value plus distributions) of this investment was $10.3 million.

o Quad-C Partners V, LP ("Quad C") is focused on taking controlling positions in leveraged acquisitions and recapitalizations of middle-market companies. The Company received two cash distributions from Quad C's position in C & A Service Partners. Quad C has drawn 81% of our $5 million commitment. At October 31, 2001, the total value (fair market value plus distributions) of this investment was $5.7 million.

o Sevin Rosen Fund VI, LP ("Sevin Rosen") invests in early-stage technology companies, focusing specifically on companies in communications and eBusiness infrastructure and solutions, as well as those companies with Internet-enabled business models. Sevin Rosen has drawn 91% of our $2.5 million commitment. At October 31, 2001, the total value (fair market value plus distributions) of this investment was $5.9 million.

o Trinity Ventures VI, LP ("Trinity") is an early to later-stage fund, which invests in the software, communications and electronic commerce sectors. The Company received a distribution of cash, which was held in escrow, from Trinity's sale of its position of Nokia (NYSE:NOK). The Company also received stock distributions of SciQuest (NASDAQ:SQST) from Trinity. Trinity has drawn 87% of our $3 million commitment. At October 31, 2001, the total value (fair market value plus distributions) of this investment was $2.1 million.

         For additional information concerning the Company's investments see the financial statements beginning on page 10 of this report.

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




Employees

         At October 31, 2001, the Company had no full-time employees. All personnel of the Company are employed by and compensated by the Managing Investment Adviser pursuant to the Management Agreement.

ITEM 2.       PROPERTIES.

         The Company does not own or lease any physical properties.

ITEM 3.       LEGAL PROCEEDINGS.

         None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                  PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.

         The Company has 200,000 authorized shares. As of December 31, 2001, 195,730 shares were issued and outstanding. There is no established public trading market for the Company's shares.

Dividends

         Fiscal Year Ended October 31, 2001. There were no dividends paid during fiscal year 2001.

         Fiscal Year Ended October 31, 2000. On December 17, 1999, the Company paid a dividend in the amount of $137.71 per share, $88.70 of the amount as long-term capital gain and $49.01 of the amount as return of capital. On December 23, 1999, the Company paid a dividend of $25.56 per share of short-term capital gain. On October 31, 2000, the Company paid a dividend of $160.70 per share, $156.11 of the amount as long-term capital gain and $4.59 of the amount as return of capital.

         For additional information concerning the payment of dividends, see "Significant Accounting Policies" in the notes to the financial statements of the Company included in Item 8 hereof.

ITEM 6.       SELECTED FINANCIAL DATA.

         The information provided under Item 8 is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

         At October 31, 2001, the Company held $351,782 in cash and $129,498,052 in investments as compared to $2,174 in cash and $271,883,525 in investments at October 31, 2000 and $136 in cash and $254,708,299 in investments at October 31, 1999. At October 31, 2001, investments included $16,975,764 in U.S. Government and agency obligations, $40,369,664 in private investment funds, $38,807,759 in private companies, $24,173,521 in public companies and $4,173,080 in investment companies. As of October 31, 2001, the Company had committed $58,000,000 to private investment funds and $9,128,992 of these commitments remain outstanding.

Results of Operations

Investment Income and Expenses

         For the fiscal year ended October 31, 2001, the Company had interest income of $1,141,825 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $2,961,970, resulting in net investment loss of ($1,820,145) as compared to interest income of $4,202,089 and net operating expenses of $4,663,686, resulting in net investment loss of ($461,597) for the year ended October 31, 2000. For the fiscal year ended October 31, 1999 the Company had interest income of $6,991,973 and net operating expenses of $2,823,677, resulting in net investment income of $4,168,296. The decrease in the Company's net investment income over time is due primarily to the declining balance of interest-bearing cash and short-term securities resulting from continued investment in private companies and private investment funds, distributions to shareholders and reduced proceeds from sales of securities. The increase in net operating expenses is primarily attributable to the increase in Managing Investment Adviser fees, except from October 2000 to October 2001, in which case the fees declined as a result of a decline in net assets. The Managing Investment Adviser provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. The managment fee is determined and payable quarterly. For the fiscal years ended October 31, 2001, 2000 and 1999, the Managing Investment Adviser earned $2,531,868, $4,196,214 and $2,364,920 in management fees, respectively. During fiscal years 2001, 2000 and 1999, respectively, the Managing Investment Adviser reimbursed other operating expenses of the Company, in the amount of $212,131, $0, and $0, as a result of expenses incurred in excess of those permitted pursuant to the Company's prospectus. The increase/decrease in the fees earned by the Managing Investment Adviser over time can be attributed primarily to the increase/decrease in value of the Company's assets and continued investment in private companies and private investment funds.

Net Assets

         The Company's net asset value per common share was $722.54 at October 31, 2001, down $594.10 per share from the net asset value per common share of $1,316.64 at October 31, 2000. This decrease was the result of the unrealized depreciation of a number of private and public companies and private funds, including the write-offs of firstsource Corp., Foster and Gallagher, Inc. (MySeasons.com), Killerbiz, Inc., Protogene Laboratories, Inc. and ReleaseNow, Inc. In addition, ePod Corp. and Zeus Wireless, Inc. were written-off and subsequently sold, resulting in realized losses. This was offset by realized gains as a result of the merger between SurVivaLink Corp. and Cardiac Science, Inc., as well as a decrease in the allowance for management incentive fee of $93.66 per share.

         For the fiscal year ended October 31, 2001, the Company had a net decrease in net assets resulting from operations of ($116,281,881) (($594.10) per share), comprised of net investment loss totaling ($1,820,145) (($9.30) per share), net realized and unrealized loss on investments of ($132,793,435) (($678.46) per share) and a net change in allowance for the management incentive fee of $18,331,699 ($93.66 per share), a reduction in accumulated management incentive fees payable to the Managing Investment Adviser.

         At October 31, 2001, the Company's net assets were $141,423,325, a decrease of ($116,281,881) from net assets of $257,705,206 at October 31, 2000. This decrease was the result of a ($116,281,881) decrease in net assets resulting from operations.

Realized and Unrealized Gains and Losses from Portfolio Investments

         For the fiscal year ended October 31, 2001, the Company had a ($132,793,435) net realized and unrealized loss from investments, comprised of a ($9,042,377) net realized loss on investments and a ($123,751,058) net change in unrealized depreciation of investments as compared to a $85,407,625 net realized and unrealized gain from investments, comprised of a $31,080,775 net realized gain on investments and a $54,326,850 net change in unrealized appreciation of investments for the fiscal year ended October 31, 2000. For the fiscal year ended October 31, 1999, the Company had a $57,098,372 net realized and unrealized gain from investments, comprised of a $24,838,281 net realized gain on investments and a $32,260,091 net change in unrealized appreciation. The net unrealized depreciation on investments for the fiscal year ended October 31, 2001 is primarily the result of depreciation of a number of private and public companies and private funds, including the write-off of firstsource Corp., Foster and Gallagher, Inc. (MySeasons.com), Killerbiz, Inc., Protogene Laboratories, Inc. and ReleaseNow, Inc. The net realized gain on investments for the fiscal year ended October 31, 2001 is primarily the result of a combination of sales of ePod Corp. and Zeus Wireless, Inc., resulting in realized losses, offset by realized gains as a result of the merger between SurVivaLink Corp. and Cardiac Science, Inc.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The following discussion includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.


Equity Price Risk

         A majority of the Company's investment portfolio consists of equity securities in private companies and private investment funds which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk. Nevertheless, the Company is exposed to equity price risk through its investments in the equity securities of three public companies. At October 31, 2001, these publicly traded equity securities were valued at $17,171,418. Thus, there is exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, of approximately a ($1,763,309) decrease in the value of these securities. At October 31, 2000, publicly traded equity securities were valued at $53,306,657 and there was exposire to equity price risk of approximately a ($5,330, 666) decrease in the value of those securities.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Independent Auditors' Report

Portfolio of Investments at October 31, 2001

Statement of Assets and Liabilities at October 31, 2001 and October 31,
2000

Statement of Operations for the years ended October 31, 2001, October 31, 2000 and October 31, 1999

Statement of Changes in Net Assets for the years ended October 31, 2001, October 31, 2000 and October 31, 1999

Statement of Cash Flows for the years ended October 31, 2001, October 31, 2000 and October 31, 1999

Financial Highlights -- Selected Per Share Data and Ratios for the years ended October 31, 2001, October 31, 2000, October 31, 1999, October 31, 1998 and the period October 8, 1997 (commencement of operations) to October 31, 1997

Notes to Financial Statements

Note - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.




             REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders and Board of Directors
Excelsior Private Equity Fund II, Inc.

We have audited the accompanying statements of assets and liabilities of Excelsior Private Equity Fund II, Inc. (the "Fund") as of October 31, 2001 and 2000, including the portfolio of investments at October 31, 2001, the related statements of operations, changes in net assets and cash flows for each of the three years ended October 31, 2001, 2000 and 1999, and the financial highlights for each of the indicated periods. These financial statements and financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. Our procedures included confirmation of securities owned as of October 31, 2001 by correspondence with the custodian and brokers, or other appropriate auditing procedures where replies from brokers were not received. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Excelsior Private Equity Fund II, Inc. at October 31, 2001 and 2000, the results of its operations and its cash flows and the changes in its net assets for the years ended October 31, 2001, 2000 and 1999, and the financial highlights for each of the indicated periods in conformity with accounting principles generally accepted in the United States.


                                         /s/Ernst & Young LLP

New York, New York
December 10, 2001





Excelsior Private Equity Fund II, Inc.
Portfolio of Investments at October 31, 2001

     Principal                                                    Acquisition    Coupon      Value
  Amount/Shares                                                     Date##     Rate/Yield (Note 1)
----------------                                                  -----------  ---------- ----------
COMMERCIAL PAPER -- 3.53%
  $5,000,000  Morgan Stanley, 11/06/01 (Cost $4,998,264)..........                 2.50%  $ 4,998,264

U.S. GOVERNMENT & AGENCY OBLIGATIONS-- 12.00%
  2,000,000   Federal Farm Credit Discount Notes, 11/08/01........                 2.32*    1,999,098
  15,000,000  Federal Farm Credit Discount Notes, 11/26/01........                 2.24*   14,976,666
                                                                                           ----------

              TOTAL U.S. GOVERNMENT & AGENCY OBLIGATIONS(Cost
              $16,975,764)........................................                         16,975,764
                                                                                           ----------

PRIVATE INVESTMENT FUNDS #, @ -- 28.55%
              Advanced Technology Ventures V, LP..................                          2,369,165
              Brand Equity Ventures I, LP.........................                          1,105,751
              Brentwood Associates III, LP........................                          2,639,450
              Broadview Capital Partners, LP......................                          2,302,395
              Commonwealth Capital Ventures II, LLP...............                          2,554,957
              Communications Ventures III, LP.....................                          6,126,073
              Friedman, Fleischer & Lowe, LLP.....................                            827,176
              Mayfield X, LP......................................                          3,375,949
              Mid-Atlantic Venture Fund III, LP...................                          3,499,949
              Morgenthaler Venture Partners V, LP.................                          7,683,713
              Quad-C Partners V, LP...............................                          4,213,861
              Sevin Rosen Fund VI, LP.............................                          2,186,866
              Trinity Ventures VI, LP.............................                          1,484,359
                                                                                         ------------
              TOTAL PRIVATE INVESTMENT FUNDS (Cost $45,935,101)...                         40,369,664
                                                                                         ------------
PRIVATE COMPANIES #, +, @ -- 27.44%
   Common and Preferred Stocks -- 25.67%
     Biotechnology -- 0.00%
  9,240,000   Protogene Laboratories, Inc., Series B..............  12/99-08/01                    --

     Educational Services -- 3.17%
      75,059  Mosaica Education, Inc..............................     08/01                3,537,994
          N/A Reed Elsevier PLC...................................     09/01                  947,400
                                                                                         ------------

                                                                                            4,485,394
     Internet Services -- Business -- 10.48%                                             ------------

    769,082   Captura Software, Inc., Junior Preferred............      02/00                 403,502
  2,032,205   Captura Software, Inc., Series 1....................      02/00               3,023,797
    533,777   Captura Software, Inc., Series 2....................      02/00               1,485,059
  1,428,572   Clear Orbit, Inc....................................      06/00               5,000,000
  2,388,345   firstsource Corp., Series A.........................      02/00                      --
  2,000,000   Foster & Gallagher, Inc.............................   02/00-03/00                   --
  2,140,216   Marketfirst Software, Inc., Series D................   09/99-05/01                   --
    787,166   Marketfirst Software, Inc., Series E................   09/99-05/01                   --
  7,728,932   Marketfirst Software, Inc., Series F................   09/99-05/01            4,907,733
  1,676,229   Release Software Corp...............................      06/98                      --
    115,000   ReleaseNow, Inc., Series E..........................      07/99                      --
    100,000   ReleaseNow, Inc., Series F..........................      01/00                      --
    176,000   ReleaseNow, Inc., Series G..........................      12/00                      --
                                                                                         ------------
                                                                                           14,820,091



Excelsior Private Equity Fund II, Inc.
Portfolio of Investments at October 31, 2001--(continued)


      Principal                                                 Acquisition    Coupon         Value
  Amount/Shares                                                  Date##     Rate/Yield     (Note 1)
  --------------                                                 --------   ------------   --------
PRIVATE COMPANIES #, +, @ -- (continued)
   Common and Preferred Stocks -- (continued)
         Semiconductors -- 12.02%
   4,850,000    PowerSmart, Inc., Common.................          10/99                     $ 5,194,593
   7,960,371    PowerSmart, Inc., Series A...............          01/98                       9,924,115
      530,786   PowerSmart, Inc., Series B...............          08/99                       1,139,210
      252,780   PowerSmart, Inc., Series D...............          10/00                         741,237
                                                                                            ------------
                                                                                              16,999,155
                                                                                            ------------
   Promissory Notes -- 1.40%
         Educational Services -- 1.40%
   1,968,600    Mosaica Education, Inc. Bridge Notes.....       02/01-08/01   0.00-13.00%      1,985,471

         Internet Services--Business--0.00%
      750,000   Killerbiz, Inc.                                 12/99-08/00         8.00%             --

   Warrants -- 0.37%
         Internet Services -- Business -- 0.37%
      173,913   Captura Software, Inc., Series D.........          02/99                              --
      782,562   Marketfirst Software, Inc., Series E.....       09/99-05/01                           --
      815,223   Marketfirst Software, Inc., Series F.....       09/99-05/01                      517,648
                                                                                                 -------
                                                                                                 517,648
                                                                                                 -------
         Semiconductors -- 0.00%
       11,308   PowerSmart, Inc., Series D...............          03/01
                                                                                                      --

                TOTAL PRIVATE COMPANIES (Cost $68,323,699).
                                                                                              38,807,759
                                                                                            ------------
PUBLIC COMPANIES #, +, @ -- 17.10%
   Common Stock -- 12.14%
         Medical Devices -- 10.08%
   4,384,200    Cardiac Science, Inc.....................          09/01                       9,181,348
   2,280,000    Curon Medical, Inc.......................          08/99                       5,075,052
                                                                                            ------------

                                                                                              14,256,400
                                                                                            ------------
         Media and Entertainment -- 2.06%
      520,539   Cross Media Marketing Corp...............          10/01                       2,915,018

   Promissory Notes -- 4.96%
         Medical Devices -- 4.96%
   $6,817,118   Cardiac Science, Inc. Bridge Notes.......       12/99-09/01 10.00-12.00%       7,002,103

                TOTAL PUBLIC COMPANIES (Cost $26,060,847).
                                                                                              24,173,521
                                                                                            ------------
INVESTMENT COMPANIES -- 2.95%
   4,173,080    Dreyfus Government Cash Management Fund
                (Cost $4,173,080)........................                                      4,173,080

TOTAL INVESTMENTS (Cost $166,466,755**)...............................              91.57%    129,498,052
OTHER ASSETS & LIABILITIES (NET)......................................               8.43%     11,925,273
                                                                                 ---------  -------------
NET ASSETS............................................................             100.00%   $141,423,325
                                                                                 =========  =============
 *  Discount rate.
**  Aggregate cost for federal tax and book purposes.
 +  At October 31, 2001, the Fund owned 5% or more of the company's outstanding shares thereby making the Fund an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at
    October 31, 2001 was $62,981,280.
 #  Restricted as to public resale. Acquired between January 1, 1998 and October 31, 2001. Total cost of restricted securities owned at October 31, 2001 aggregated $140,319,647. Total market value of restricted securities owned at
    October 31, 2001 was $103,350,944 or 73.08% of net assets.
##  Required disclosure for restricted securities only.
 @  Non-income producing security.


                                    See Notes to Financial Statement.





Excelsior Private Equity Fund II, Inc.
Statement of Assets and Liabilities

                                                                     Year Ended October 31,

                                                                       2001                  2000
                                                                       ----                  ----

   ASSETS:
      Investments, at value (cost $166,466,755 and
          $185,101,170, respectively) (Note 1)............        $ 129,498,052          $ 271,883,525
     Receivable for investments sold......................            3,920,263              2,022,282
     Receivable from investment advisor ( Note 2).........            7,723,112                    --
     Interest receivable..................................               19,731                103,053
     Cash.................................................              351,782                  2,174
     Other Assets.........................................              175,686                159,126
                                                                ---------------        ---------------
       Total Assets.......................................          141,688,626            274,170,160

   LIABILITIES:
     Incentive fee payable (Note 2).......................                   --              5,059,389
     Deferred incentive fee payable (Note 2)..............                   --              9,714,201
     Management fees payable (Note 2).....................                   --                928,875
     Payable for investments purchased....................                   --                574,999
     Directors' fees payable (Note 2).....................               59,989                 66,489
     Administration fees payable (Note 2).................               28,999                 14,499
     Accrued expenses and other payables..................              176,313                106,502
                                                                ---------------        ---------------
       Total Liabilities..................................              265,301             16,464,954
                                                                ---------------        ---------------

   NET ASSETS.............................................        $ 141,423,325          $ 257,705,206
                                                                ===============        ===============

   NET ASSETS consist of:
     Undistributed net investment income..................            2,230,182            $ 1,304,582
     Accumulated net realized gain/(loss) on investments.           (8,598,006)                  4,174
     Net unrealized appreciation/(depreciation) of
          investments.....................................         (36,968,703)             86,782,355
     Allowance for management incentive fee...............          (1,356,372)           (19,688,071)
     Par value............................................                1,957                  1,957
     Paid-in capital in excess of par value...............          186,114,267            189,300,209
                                                                ---------------        ---------------

   Total Net Assets.......................................         $141,423,325          $ 257,705,206
                                                                ===============        ===============
       Shares of Common Stock Outstanding ($0.01 par
         Value, 200,000 authorized).......................              195,730                195,730

   NET ASSET VALUE PER SHARE..............................           $   722.54         $     1,316.64
                                                                ===============        ===============


                                           See Notes to Financial Statements.





Excelsior Private Equity Fund II, Inc.
Statement of Operations

                                                                          Year Ended October 31,

                                                                    2001                 2000            1999
                                                                    ----                 ----            ----
INVESTMENT INCOME:
   Interest income............................................       1,141,825     $ 4,202,089    $ 6,991,973
                                                                     ---------     ------------   -----------
EXPENSES:
   Managing Investment Adviser fees (Note 2)..................       2,531,868       4,196,214      2,364,920
   Legal fees.................................................         277,000         128,390        175,000
   Directors' fees and expenses (Note 2)......................          82,000          66,689         43,500
   Administration fees (Note 2)...............................          58,000          58,000         58,000
   Custody fees...............................................          39,442              --             --
   Audit fees.................................................          88,000          44,200         26,000
   Printing fees..............................................              --           8,570          6,500
   Miscellaneous expenses.....................................          97,791         161,623        149,757
                                                                     ---------     ------------   -----------

        Total Expenses........................................       3,174,101      4,663,686       2,823,677
                                                                     ---------     ------------   -----------
     Expenses reimbursed by Managing Investment Adviser              (212,131)             --              --
                                                                     ---------     ------------   -----------

        Net Expenses..........................................       2,961,970      4,663,686       2,823,677
                                                                     ---------     ------------   -----------

NET INVESTMENT INCOME/(LOSS)..................................      (1,820,145)      (461,597)      4,168,296
                                                                     ---------     ------------   -----------

NET REALIZED AND UNREALIZED GAIN/(LOSS): (Note 1)
   Net realized gain/(loss) on investments....................      (9,042,377)    31,080,775      24,838,281
   Net change in unrealized appreciation/(depreciation)
     of investments...........................................    (123,751,058)    54,326,850      32,260,091
                                                                  ------------     -----------    -----------

NET REALIZED AND UNREALIZED GAIN (LOSS).......................    (132,793,435)    85,407,625      57,098,372
                                                                  ------------     -----------    -----------
   Net change in allowance for management incentive fee.......      18,331,699     (8,936,514)    (10,751,557)
                                                                  ------------     -----------    -----------
NET INCREASE/(DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS...................................   $(116,281,881)  $ 76,009,514    $ 50,515,111
                                                                 =============   =============   ============

                                           See Notes to Financial Statements.




Excelsior Private Equity Fund II, Inc.
Statement of Changes in Net Assets




                                                                    Year Ended October 31,
                                                                2001          2000          1999
                                                              -------        ------        ------
   OPERATIONS:
     Net investment income/(loss).........................  $ (1,820,145)   $ (461,597)  $ 4,168,296
     Net realized gain/(loss) on investments..............    (9,042,377)   31,080,775    24,838,281
     Net change in unrealized appreciation/(depreciation)
          of investments..................................  (123,751,058)   54,326,850    32,260,091
     Net change in allowance for management
          incentive fee...................................    18,331,699    (8,936,514)  (10,751,557)
                                                            -------------   -----------  ------------
      Net increase/(decrease) in net assets resulting from
       operations.........................................  (116,281,881)   76,009,514    50,515,111

   DISTRIBUTIONS TO SHAREHOLDERS FROM:
     Net investment income................................            --            --    (7,669,460)
     Net realized gain....................................                 (52,919,404)           --
     Paid-in capital......................................            --   (10,491,818)           --
                                                            -------------   -----------  ------------

       Total Distributions................................            --   (63,411,222)   (7,669,460)
                                                            -------------   -----------  ------------
   Net increase/(decrease) in net assets..................  (116,281,881)   12,598,292    42,845,651

   NET ASSETS:
     Beginning of period..................................    257,705,206   245,106,914   202,261,263
                                                            -------------   -----------  ------------
     End of period (including undistributed net
          investment income of $2,230,182, $1,304,582 and
           $5,259,727 respectively).......................   $141,423,325  $257,705,206  $245,106,914
                                                             ============  ============  ============



                                            See Notes to Financial Statement.





Excelsior Private Equity Fund II, Inc.
Statement of Cash Flows

                                                                          Year Ended October 31,
                                                                   2001          2000            1999
                                                                   ----          ----            ----
   CASH FLOWS FROM INVESTING
     AND OPERATING ACTIVITIES:
     Proceeds from Sales of Investments.......................   $29,699,936  $ 32,345,524     $ 33,609,816
     Purchases of Investments.................................   (30,666,565)  (59,491,934)     (54,190,497)
     Net Increase in Short-Term Investments...................     7,903,391    95,513,291       23,210,576
     Investment Income........................................     1,225,147     4,340,858        7,610,895
     Management Incentive Fee Paid............................    (5,059,389)   (4,914,480)              --
     Operating Expenses Paid..................................    (2,752,912)   (4,379,999)      (2,591,795)
                                                                 -----------  -------------  ---------------
     Net Cash Provided from Investing and
           Operating Activities...............................       349,608    63,413,260        7,648,995
                                                                 -----------  -------------  ---------------
   CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Distributions Paid.......................................            --   (63,411,222)      (7,669,460)
                                                                 -----------  -------------  ---------------
     Net Cash Used by Financing Activities....................                 (63,411,222)      (7,669,460)
                                                                 -----------  -------------  ---------------
     Net Increase/(Decrease) in Cash..........................       349,608         2,038          (20,465)
                                                                 -----------  -------------  ---------------
   Cash at Beginning of Year..................................         2,174           136           20,601
                                                                 -----------  -------------  ---------------
   Cash at End of Year........................................    $  351,782   $     2,174         $    136
                                                                 ===========  =============  ===============


   Reconciliation of Net Investment Loss to Net
     Cash Provided/(Used) for Investing and
     Operating Activities:
     Net Investment Gain/(Loss)...............................    (1,820,145)   $ (461,597)      $ 4,168,295
     Proceeds from Sales of Investments.......................    29,699,936    32,345,524        33,609,816
     Purchases of Investments.................................   (30,666,565)  (59,491,934)      (54,190,497)
     Net decrease in Short-Term Investments...................     7,903,391    95,513,291        23,210,576
     Net Increase in Receivables Related
          to Operations.......................................       849,125       132,055           602,045
      Net Decrease in Payables Related to Operations..........    (4,833,771)   (6,868,574)       (1,602,328)
      Accretion/Amortization of Discounts and
          Premiums............................................      (782,363)    2,244,495         1,851,088
                                                                 -----------  -------------  ---------------
     Net Cash Provided from Investing and Operating
          Activities..........................................    $  349,608  $ 63,413,260       $ 7,648,995
                                                                 ===========  =============  ===============


                                           See Notes to Financial Statements.





Excelsior Private Equity Fund II, Inc.
Financial Highlights -- Selected Per Share Data and Ratios
     For a share outstanding throughout each period

                                                                                                               October 8,*
                                                                                                                   to
                                                                                      Year Ended October 31,   October 31,
                                                              2001          2000          1999        1998        1997
                                                              ----          ----          ----        ----        ----
   NET ASSET VALUE, BEGINNING OF
     PERIOD........................................        $ 1,316.64     $ 1,252.27   $ 1,033.37  $ 1,003.46   $ 1,000.00
                                                           ----------     ----------   ----------  ----------   ----------

   INCOME FROM INVESTMENT
     OPERATIONS
     Net Investment Income/(Loss)..................            (9.30)         (2.36)        21.29      41.84          2.79
     Net Realized and Unrealized Gain/(Loss) on
          Investments..............................          (678.46)        436.36        291.72      (1.78)         0.67
     Net Change in Allowance for Management
          Incentive fee............................            93.66         (45.66)       (54.93)        --            --
                                                           ----------     ----------   ----------  ----------   ----------

       Total From Investment Operations............          (594.10)        388.34        258.08      40.06          3.46
                                                           ----------     ----------   ----------  ----------   ----------

   DISTRIBUTIONS
     Net Investment Income.........................               --             --        (39.18)    (10.15)           --
     Net Realized Gain.............................               --        (270.37)           --         --            --
     Paid-in Capital...............................               --         (53.60)           --         --            --
                                                           ----------     ----------   ----------  ----------   ----------
       Total Distributions.........................               --        (323.97)       (39.18)    (10.15)           --
                                                           ----------     ----------   ----------  ----------   ----------
   NET ASSET VALUE, END OF PERIOD..................          $722.54      $1,316.64    $ 1,252.27  $1,033.37    $ 1,003.46
                                                           ==========     ==========   ==========  ==========   ==========

   TOTAL NET ASSET VALUE RETURN+...................           (44.58)%        35.89%       25.94%      4.04%         0.35%
                                                           ==========     ==========   ==========  ==========   ==========
   RATIOS AND SUPPLEMENTAL DATA
     Net Assets, End of Period (Thousands).........       $  141,423     $  257,705    $ 245,107  $ 202,261     $ 156,050
     Ratio of Net Operating Expenses to Average
          Net Assets...............................             1.48%          1.55%        1.26%      0.87%         0.72%**
     Ratio of Gross Operating Expenses to
          Average Net Assets++.....................             1.59%          1.55%        1.26%      0.87%         1.04%**
     Ratio of Net Investment Income/(Loss) to
          Average Net Assets.......................            (0.91)%        (0.15)%       1.86%      4.05%         4.23%**
     Portfolio Turnover Rate.......................               11 %           14 %         40%         0%            0%


*   Commencement of operations
**  Annualized
+   Total investment return based on per share net asset value reflects the effects of changes in net asset value based on the performance of the Fund during the period, and assumes dividends and distributions, if any, were reinvested.
    The Fund's shares were issued in a private placement and are not traded, therefore market value total investment return is not calculated. Total return for periods of less than one year are not annualized.
++ Expense ratio before waiver of fees and reimbursement of expenses by Managing Investment Adviser.


                                           See Notes to Financial Statements.




                   EXCELSIOR PRIVATE EQUITY FUND II, INC.

                       NOTES TO FINANCIAL STATEMENTS

1.   Significant Accounting Policies

     Excelsior Private Equity Fund II, Inc. ("the Fund") was incorporated under the laws of the State of Maryland on March 20, 1997, and is a non-diversified, closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended.

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

     (a) Portfolio valuation:

          The Fund values portfolio securities quarterly and at other such times, as in the Board of Directors' view, circumstances warrant. Investments in securities for which market quotations are readily available generally will be valued at the last sale price on the date of valuation or, if no sale occurred, at the mean of the latest bid and ask prices; provided that, as to such securities that may have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied. Securities for which no public market exists and other assets will be valued at fair value as determined in good faith by the Managing Investment Adviser or a committee of the Board under the supervision of the Board pursuant to certain valuation procedures summarized below. Securities having remaining maturities of 60 days or less are valued at amortized cost.

          The value for securities for which no public market exists is difficult to determine. Generally, such investment will be valued on a "going concern" basis without giving effect to any disposition costs. There is a range of values that is reasonable for such investments at any particular time. Initially, direct investments are valued based upon their original cost, until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct investments will be valued by the "private market" or "appraisal" method of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the company such as earnings, net worth, reliable private sale prices of the company's securities, the market prices for similar securities of comparable companies, an assessment of the company's future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Managing Investment Adviser or a committee of the Board and, in any event, not less frequently than quarterly. However, there can be no assurance that such values will represent the return that might ultimately be realized by the Fund from the investments.

          At October 31, 2001, market quotations were not readily available for securities valued at $103,350,944. Such securities were valued by the Managing Investment Adviser, under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

          Dividends from net investment income are declared and paid at least annually. Any net realized capital gains, unless offset by any available capital loss carryforwards, are distributed to shareholders at least annually. Dividends and distributions are determined in accordance with federal income tax regulations which may differ from generally accepted accounting principles. These "book/tax" differences are either considered temporary or permanent. To the extent these differences are permanent, such amounts are reclassified within the capital accounts based on their federal tax basis treatment; temporary differences do not require reclassification. During the current year, permanent differences, primarily due to net operating losses, resulted in decreases in undistributed net investment income and accumulated net realized gain on investments and a corresponding increase in paid-in capital. The reclassification had no effect on net assets.

          The Fund has an unused capital loss carryforward of $8,602,181 available for income tax purposes, to be applied against future net security profits, if any, realized after October 31, 2001. If not applied, the carryover expires in fiscal year 2009.

          At October 31, 2001 the tax basis of the Fund's investments for federal income tax purposes amounted to $166,466,755. The net unrealized depreciation amounted to $36,968,703, which is comprised of gross unrealized appreciation of $12,979,433 and aggregate gross unrealized depreciation of $49,948,136.

          In November 2000 the American Institute of Certified Public Accountants (AICPA) issued a revised version of the AICPA Audit and Accounting Guide for Investment Companies (the Guide). The Guide is effective for annual financial statements issued for fiscal years beginning after December 15, 2000. Management of the Company does not anticipate that the adoption of the Guide will have a significant effect on the financial statements.

2.   Investment Advisory Fee, Administration Fee, and Related Party Transactions

     Pursuant to an Investment Management Agreement ("Management Agreement"), United States Trust Company of New York ("U.S. Trust NY") and U.S. Trust Company ("U.S. Trust") serve as the Managing Investment Adviser to the Fund. Under the Management Agreement, for the services provided, the Managing Investment Adviser is entitled to receive a fee, at the annual rate of 1.50% of the net assets of the Fund, determined as of the end of each calendar quarter, that are invested or committed to be invested in portfolio companies or private funds and equal to an annual rate of 0.50% of the net assets of the Fund, determined as of the end of each calendar quarter, that are invested in short-term investments and are not committed to portfolio companies or private funds.

     In addition to the management fee, the Fund has agreed to pay the Managing Investment Adviser an incentive fee in an amount equal to 20% of the cumulative realized capital gains (net of realized capital losses and unrealized net capital depreciation) on investments other than Private Funds, less the aggregate amount of incentive fee payments in prior years. If the amount of the incentive fee in any year is a negative number, or cumulative net realized gains less net unrealized capital depreciation at the end of any year is less than such amount calculated at the end of the previous year, the Managing Investment Adviser will be required to repay the Fund all or a portion of the incentive fee previously paid.

     U.S. Trust NY is a New York state-chartered bank and trust company and a member bank of the Federal Reserve System and U.S. Trust is a Connecticut state bank and trust company. Each is a wholly-owned subsidiary of U.S. Trust Corporation, a registered bank holding company. U.S. Trust Corporation is a wholly-owned subsidiary of The Charles Schwab Corporation.

     J.P. Morgan Investor Services, Co., a corporate affiliate of JPMorgan Chase Bank, (the "Administrator") provides administrative services to the Fund. For the services provided to the Fund, the Administrator is entitled to an annual fee of $58,000, which is paid quarterly.

     The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Fund, exclusive of management fees, to the extent they exceed 0.25% of the Fund's net assets. This reimbursement amounted to $212,131 for the year ended October 31, 2001.

     Each Director of the Fund receives an annual fee of $15,000, and is reimbursed for expenses incurred for attending meetings. No person who is an officer, director or employee of U.S. Trust, or of any parent or subsidiary thereof, who serves as an officer, director or employee of the Fund receives any compensation from the Fund.


3.   Purchases and Sales of Securities

     Excluding short-term investments, the Fund's purchases and sales of securities for the years ended October 31, 2001, October 31, 2000 and October 31, 1999 aggregated:

          Year Ended
         October 31,           Purchases ($)           Sales ($)
         -----------           -------------           ---------

             2001                18,570,218           31,635,084
             2000                60,066,932           34,368,859
             1999                54,183,529           35,315,725

     At October 31, 2001, the Fund had outstanding investment commitments totaling $9,128,992.

4.   Transactions with Affiliated Companies

     An affiliated company is a company in which the fund has ownership of at least 5% of the voting securities. The Fund did not receive dividend or interest income from affiliated companies during the period. Transactions with companies which are or were affiliates are as follows:


                                                                     Sale/Merger        Realized           Value
Affiliate                                             Purchases       Proceeds        Gain (Loss)         (Note 1)
                                                     -------------   -------------   --------------     -------------
Captura Software, Inc...........................         $ 990,040              --             --        $4,912,356
Cardiac Science, Inc............................                --      $8,330,023     $ 8,330,023       16,183,452
Constellar Corp.................................                --              --      (6,999,995)              --
Cross Media Marketing Corp......................                --       3,920,263              --        2,915,017
ePod Corp.......................................                --         725,026      (1,374,972)              --
firstsource Corp................................         2,666,667              --              --               --
Managemark, Inc.................................                --              --      (5,500,002)              --
Marketfirst Software, Inc.......................         2,497,530              --              --        5,425,341
Mosaica Education, Inc..........................         1,968,600              --              --        5,523,465
Protogene Laboratories, Inc.....................         2,140,000              --              --               --
Reed Elsevier PLC (fka Classroom Connect,
   Inc.)........................................         1,248,937       8,088,671      (1,160,217)         947,400
ReleaseNow, Inc.................................         1,146,666              --              --               --
Zeus Wireless, Inc..............................                --              --      (5,000,000)              --
                                                     -------------   -------------   --------------     -------------
                                                       $12,658,440     $21,063,983    $(11,705,163)     $35,907,031
                                                     =============   =============   ==============     =============




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                  PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information set forth under the headings "Election of Directors" and "Additional Information--Officers" appearing in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on March 22, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 2001, is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION.

         The information set forth under the captions "Election of Directors" and "Additional Information--Officers" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on March 22, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 2001, is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on March 22, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 2001, is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.




                                  PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      1.   Financial Statements

              The financial statements listed in Item 8, "Financial Statements and Supplementary Data," beginning on page 10 are filed as part of this report.

         2.   Financial Statement Schedules

              The financial statement schedules listed in Item 8, "Financial Statements and Supplementary Data," beginning on page 10 are filed as part of this report.

         3.   Exhibits

         Exhibit
         Number            Description
         -------           -----------
         (3)(i)            Articles of Incorporation of the Company1

         (3)(ii)           By-Laws of the Company1

         (10)(a)           Form of Management Agreement2

         (10)(b)           Form of Transfer Agency and Custody Agreement3

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

                                     EXCELSIOR PRIVATE EQUITY FUND II, INC.

Date:    January 25, 2002            By: /S/DAVID I. FANN
                                        --------------------------------------
                                     David I. Fann, Chief Executive Officer
                                      and President
                                      (principal executive officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


             Signature                                       Title                                Date


/S/DAVID I. FANN                      Chief Executive Officer and President (principal      January 25, 2002
--------------------------------      executive officer)
David I. Fann


/S/BRIAN F. SCHMIDT                   Chief Financial Officer                               January 25, 2002
--------------------------------      (principal financial and accounting officer)
Brian F. Schmidt


/S/JOHN C. HOVER II                   Chairman of the Board and Director                    January 29, 2002
--------------------------------
John C. Hover II


/S/GENE M. BERNSTEIN                  Director                                              January 29, 2002
--------------------------------
Gene M. Bernstein


/S/STEPHEN V. MURPHY                  Director                                              January 29, 2002
--------------------------------
Stephen V. Murphy


/S/VICTOR F. IMBIMBO, JR.             Director                                              January 29, 2002
--------------------------------
Victor F. Imbimbo, Jr.




                      CONSENT OF INDEPENDENT AUDITORS

                  We consent to the use of our report dated December 10, 2001, included in this Annual Report (Form 10-K No. 000-22277), for the year ended October 31, 2001, of Excelsior Private Equity Fund II, Inc.

                                                     ERNST & YOUNG LLP


New York, New York
January 29, 2002