Form 10-Q
period 2002-01-31
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2002-03-18
CIK 1036052

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                 ----------

                                 FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  January 31, 2002
                                ----------------------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from ___________________ to ________________________

                      Commission file number   000-22277
                                              --------------------

                     EXCELSIOR PRIVATE EQUITY FUND II, INC.
------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

MARYLAND                                                        22-3510108
------------------------------------------------------------------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


114 West 47th Street, New York, NY                               10036-1532
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code  (212) 852-1000
                                                   ---------------------------

------------------------------------------------------------------------------
            Former Name, Former Address and Former Fiscal Year,
                       if Changed Since last Report.

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          As of January 31, 2002 there were 195,730 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.




                   EXCELSIOR PRIVATE EQUITY FUND II, INC.

          This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause Excelsior Private Equity Fund II, Inc.'s (the "Company's") actual results to differ from future performance suggested herein.


                 INDEX                                                                                  PAGE NO.
                 -----                                                                                  --------

        PART I.  FINANCIAL INFORMATION
                                                                                                             1
        Item 1.  Financial Statements.

                 Portfolio of Investments as of January 31, 2002.                                            1

                 Statement of Assets and Liabilities at January 31, 2002 and October 31, 2001.               6

                 Statement of Operations for the three-month periods ended
                 January 31, 2002 and January 31, 2001.                                                      7

                 Statement of Changes in Net Assets for the three-month periods ended
                 January 31, 2002 and January 31, 2001.                                                      8

                 Statement of Cash Flows for the three-month periods ended January 31, 2002
                 and January 31, 2001.                                                                       9

                 Financial Highlights for the three-month period ended January 31, 2002.                    10

                 Notes to Financial Statements.                                                             11

        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                 Operations.                                                                                14

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                15


       PART II.       OTHER INFORMATION

        Item 1.  Legal Proceedings.                                                                         15

        Item 2.  Changes in Securities and Use of Proceeds.                                                 15

        Item 3.  Defaults Upon Senior Securities.                                                           15

        Item 4.  Submission of Matters to a Vote of Security Holders.                                       15

        Item 5.  Other Information.                                                                         15

        Item 6.  Exhibits and Reports on Form 8-K.                                                          16

SIGNATURES





PART I.      FINANCIAL INFORMATION

Item 1.  Financial Statements.

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments (Unaudited)
--------------------------------------------------------------------------------------------------------------
                                                                                    January 31, 2002
                                                                         -------------------------------------
PORTFOLIO STRUCTURE

    SHORT-TERM INVESTMENTS:

    COMMERCIAL PAPER                                                      $   4,997,283                 3.57%

    U.S. GOVERNMENT & AGENCY OBLIGATIONS                                     24,968,594                17.84%

    PRIVATE INVESTMENT FUNDS                                                 41,529,372                29.68%

    PORTFOLIO COMPANIES                                                      67,512,980                48.25%

    INVESTMENT COMPANIES                                                      3,813,025                 2.72%
                                                                         --------------               -------

    TOTAL INVESTMENTS                                                       142,821,254               102.06%
    OTHER ASSETS & LIABILITIES (NET)                                         (2,884,958)              (2.06)%
                                                                         --------------               -------
    NET ASSETS                                                           $  139,936,296               100.00%
                                                                         ==============               =======


                                            See Notes to Financial Statements.



Excelsior Private Equity Fund II, Inc.
Portfolio of Investments (Unaudited)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                               January 31, 2002
                                                                                 ----------------------------------------------
   Principal                                                                     Acquisition        Coupon             Value
 Amount/Shares                                                                      Date##        Rate/Yield          (Note 1)
 -------------                                                                   -----------      ----------       ------------
                 COMMERCIAL PAPER -- 3.57%
    $5,000,000  Morgan Stanley/Dean Witter Discount Note 02/13/02                                   1.630%         $ 4,997,283
                                                                                                                   -----------
                   Total -- Commercial Paper (Cost $4,997,283)                                                       4,997,283

                U.S. GOVERNMENT AGENCY OBLIGATIONS -- 17.84%
    25,000,000  U.S. Treasury Bills 02/28/02                                                        1.675%          24,968,594
                                                                                                                   -----------
                   Total -- U.S. Government Agency Obligations (Cost $24,968,594)                                   24,968,594

                PRIVATE INVESTMENT FUNDS #,** -- 29.68%
                Advanced Technology Ventures V, L.P.                                             09/98-07/01         2,369,165
                Brand Equity Ventures I, L.P.                                                    03/98-10/01         1,105,751
                Brentwood Associates III, L.P.                                                   06/99-01/02         2,861,838
                Broadview Capital Partners, L.P.                                                 04/99-11/01         2,352,397
                Commonwealth Capital Ventures II, L.P.                                           01/99-09/01         2,554,957
                Communications Ventures III, L.P.                                                11/98-05/00         6,126,073
                Friedman, Fleischer & Lowe Capital Partners, L.P.                                01/99-01/02         1,452,451
                Mayfield X, L.P.                                                                 06/99-12/01         3,625,949
                Mid-Atlantic Venture Fund III, L.P.                                              04/98-02/01         3,499,949
                Morgenthaler Venture Partners V, L.P.                                            10/98-08/01         7,683,713
                Quad-C Partners V, L.P.                                                          04/98-01/02         4,225,904
                Sevin Rosen Fund VI, L.P.                                                        03/98-08/00         2,186,866
                Trinity Ventures VI, L.P.                                                        09/98-10/01         1,484,359
                                                                                                                   ------------
                    Total -- Private Investment Funds (Cost $47,094,803)                                            41,529,372

                PRIVATE COMPANIES #, **, @ -- 27.48%
                Common and Preferred Stocks -- 25.70%

                        Biotechnology -- 0.00%
     7,100,000  Protogene Laboratories, Inc., Preferred Series B                   12/99-08/01                              --
                                                                                                                   ------------
                                                                                                                            --

                        Educational Services -- 2.96%
        75,059  Mosaica Education, Inc., Series C Preferred                           08/01                          3,537,722
           N/A  Reed Elsevier PLC, Escrow                                             09/01                            601,592
                                                                                                                   -------------
                                                                                                                     4,139,314
                        Internet Services -- Business -- 10.59%
       769,082  Captura Software, Inc., Junior Preferred                              02/00                          1,485,059
     2,032,205  Captura Software, Inc., Series 1                                      02/00                          3,023,794
       533,777  Captura Software, Inc., Series 2                                      02/00                            403,502
     1,428,572  Clear Orbit, Inc.                                                     06/00                          5,000,013
     2,388,345  Firstsource Corp., Series A                                           02/00                                 --
         1,481  Foster & Gallagher, Inc.                                           02/00-03/00                              --
     2,140,216  Marketfirst Software, Inc., Series D                               09/99-05/01                              --
       787,166  Marketfirst Software, Inc., Series E                               09/99-05/01                              --
     7,728,932  Marketfirst Software, Inc., Series F                               09/99-05/01                       4,907,693
     1,676,229  Release Software. Corp., Series D                                     06/98                                 --
       115,000  ReleaseNow, Inc., Series E                                            07/99                                 --
       176,000  ReleaseNow, Inc., Series F                                            12/00                                 --
       100,000  ReleaseNow, Inc., Series G                                            12/00                                 --
                                                                                                                   -----------
                                                                                                                    14,820,061

                        Semiconductors -- 12.15%
     4,850,000  PowerSmart, Inc., Common                                              10/99                          5,194,575
     7,960,371  PowerSmart, Inc., Series A                                            01/98                          9,924,100
       530,786  PowerSmart, Inc., Series B                                            08/99                          1,139,209
       252,780  PowerSmart, Inc., Series D                                            10/00                            741,239
                                                                                                                   ------------
                                                                                                                    16,999,123

                        Promissory Notes -- 1.41%
                            Biotechnology -- 0.0%
       670,000  Protogene Laboratories, Inc., Convertible Promissory Note        08/01-01/02            4.25%               --
       670,000  Protogene Laboratories, Inc., Convertible Promissory Note        08/01-01/02            4.25%               --
       800,000  Protogene Laboratories, Inc., Convertible Promissory Note        08/01-01/02            4.25%               --
                                                                                                                   -----------
                                                                                                                            --

                            Educational Services -- 1.41%
       686,415  Mosaica Education, Inc., Bridge Notes                            02/01-08/01         0.00-13.00%       686,415
     1,025,748  Mosaica Education, Inc. (Advantage Schools), Promissory Note     02/01-08/01         0.00-13.00%     1,025,748
       256,437  Mosaica Education, Inc. (ASI Texas LLC), Promissory Note         02/01-08/01         0.00-13.00%       256,437
                                                                                                                   ------------
                                                                                                                     1,968,600

                            Internet Services -- Business -- 0.00%
       750,000  Killerbiz, Inc., Promissory Note                                12/99-08/00             8.00%               --
       133,333  ReleaseNow, Inc., Promissory Note                                7/01-10/01            16.00%               --
       133,333  ReleaseNow, Inc., Promissory Note                                8/01-10/01            16.00%               --
                                                                                                                   ------------

                        Warrants -- 0.37%
                            Internet Services -- Business -- 0.37%
     $  76,950  Curon Medical, Inc.                                                 08/00                          #        --
       815,223  Marketfirst Software, Inc., Series E                            09/99-05/01                            517,648
       782,562  Marketfirst Software, Inc., Series F                            09/99-05/01                                 --
                                                                                                                   ------------
                                                                                                                       517,648

                        Semiconductors -- 0.00%
        11,308  PowerSmart, Inc., Series D                                          03/01                                   --
                                                                                                                   ------------
                                                                                                                            --

                        Total - Private Companies (Cost $68,323,704)                                                38,444,746
                                                                                                                   ============

                      PUBLIC COMPANIES #, **, @-- 20.77%
                         Common Stock -- 15.90%
                           Medical Devices -- 12.05%

     2,763,682  Cardiac Science, Inc.                                                09/01                           8,805,139
       219,190  Cardiac Science, Inc. Escrow                                         09/01                             634,555
     2,381,088  Curon Medical, Inc                                                   08/99                           7,427,804
                                                                                                                   ------------
                                                                                                                    16,867,498

                        Media and Entertainment -- 3.85%
       520,609  Cross Media Marketing Corp.                                         10/01                            5,383,618
                                                                                                                   ------------


                        Promissory Notes -- 4.87%
                            Medical Devices -- 4.87%
     5,733,248  Cardiac Science, Inc., Bridge Notes                               12/99-03/03          10.00%        5,733,248
        60,448  Cardiac Science, Inc., Bridge Notes                               12/99-03/03          10.00%           60,448
       438,422  Cardiac Science, Inc., Bridge Notes Escrow                        12/99-03/03          10.00%          438,422
       585,000  Cardiac Science, Inc., (SurVivaLink Corp) Promissory Note         12/99-03/03          10.00%          585,000
                                                                                                                   ------------
                                                                                                                     6,817,118

                        Total - Public Companies (Cost $23,829,824)                                                 29,068,234
                                                                                                                   ============
                         INVESTMENT COMPANIES -- 2.72%
   $ 3,813,025  Dreyfus Government Cash Management Fund                                                            $ 3,813,025
                                                                                                                   ------------
                          Cost ($3,813,025)

TOTAL INVESTMENTS (Cost 173,027,233*) - 102.06%                                                                    142,821,254
OTHER ASSETS & LIABILITIES (NET) - (2.06)%                                                                          (2,884,958)
                                                                                                                  ------------
NET ASSETS - 100.00%                                                                                              $139,936,296
                                                                                                                  ============


*  Aggregate cost for federal tax and book purposes.
** Restricted as to public resale. Acquired between January 1, 1998 and January 31, 2002. Total cost of restricted securities at January 31,
   2002 aggregated $139,248,331. Total market value of restricted securities owned at January 31, 2002 was $109,042,352 or 77.93%.
#  Non-income producing security.
## Required disclosure for restricted securities only.
@ At January 31, 2002, the Company owned 5% or more of the company's outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at January 31, 2002 was $67,512,980.

                                            See Notes to Financial Statements.





Excelsior Private Equity Fund II, Inc.
Statement of Assets and Liabilities (Unaudited)
---------------------------------------------------------------------------------------------------------------------

                                                                     January 31, 2002               October 31, 2001
                                                                    -----------------              ------------------
                                                                       (Unaudited)
ASSETS:

Investment Securities, at Cost                                         $ 173,027,233                   $ 166,466,755
                                                                    =================               =================

Investment Securities, at Value                                        $ 142,821,254                   $ 129,498,052


Cash                                                                              --                         351,782
Receivables:
   From Investment Adviser                                                    18,416                       7,723,112
   Interest                                                                  256,890                          19,731
   For Investments Sold                                                           --                       3,920,263
Other Assets                                                                  33,455                         175,686
                                                                    -----------------               -----------------
         Total Assets                                                    143,130,015                     141,688,626
                                                                    -----------------               -----------------

LIABILITIES:

Managing Investment Advisory Fees Payable                                    909,048                              --
Deferred Incentive Fee Payable                                             2,113,818                              --
Administration and Shareholder Servicing Fees Payable                         41,473                          28,999
Directors' Fees Payable                                                        9,112                          59,989
Accrued Expenses and Other Payables                                          120,268                         176,313
                                                                    -----------------               -----------------
         Total Liabilities                                                 3,193,719                         265,301
                                                                    -----------------               -----------------

NET ASSETS                                                              $139,936,296                 $   141,423,325
                                                                    =================               =================

NET ASSETS consist of:

Accumulated Undistributed Net Investment Income/(Loss)                $  (3,889,590)                 $     2,230,182
Accumulated Net Realized (Loss) on Investments                           (4,791,638)                      (8,598,006)
Net Unrealized (Depreciation) on Investments                            (30,205,979)                     (36,968,703)
Allowance for Management Incentive Fee                                   (3,470,190)                      (1,356,372)
Par Value                                                                     1,957                            1,957
Paid in Capital in Excess of Par Value                                  182,291,736                      186,114,267
                                                                    -----------------               -----------------

         Total Net Assets                                             $ 139,936,296                      141,423,325
                                                                    =================               =================

Shares of Common Stock Outstanding                                          195,730                  $       195,730
                                                                    -----------------               -----------------

NET ASSET VALUE PER SHARE                                              $     714.95                  $       722.54
                                                                    =================               =================


                                            See Notes to Financial Statements.





Excelsior Private Equity Fund II, Inc.
Statement of Operations (Unaudited)
---------------------------------------------------------------------------------------------------------------------
                                                                      Three Months ended
                                                                         January 31,

                                                                 2002                         2001
                                                          -----------------             ----------------
INVESTMENT INCOME:

Interest Income                                           $        385,961                $   475,910
                                                          -----------------             ----------------
         Total Income                                              385,961                    475,910
                                                          -----------------             ----------------

EXPENSES:

Management Investment Advisory Fees                                439,197                    799,856
Administrative Fees                                                 22,677                     16,257
Custodial Fees                                                       5,922                     12,114
Legal Fees                                                          69,819                     48,744
Audit and Other Professional Service Fees                           22,181                     12,502
Directors' Fees and Expenses                                        15,123                     16,887
Shareholder Reports                                                  6,725                      2,269
Insurance Expense                                                   17,148                     19,537
Miscellaneous Expense                                                6,233                      2,268
                                                          -----------------             ----------------
         Total Expenses                                            605,025                    930,434

Fees Waived and Reimbursed by Adviser                              (81,114)                         --
                                                          -----------------             ----------------
         Net Expenses                                              523,911                     930,434
                                                          -----------------             ----------------
NET INVESTMENT (LOSS)                                             (137,950)                   (454,524)
                                                          -----------------             ----------------

REALIZED AND UNREALIZED GAIN/
  (LOSS) ON INVESTMENTS:

Net Realized Gain/(Loss) on Security Transactions                3,806,368                    (326,241)

Change in Unrealized Appreciation/(Depreciation)
  on Investments                                                 6,762,724                 (40,316,341)
                                                          -----------------             ----------------
NET REALIZED AND UNREALIZED
  GAIN/(LOSS) ON INVESTMENTS                                    10,569,092                 (40,642,582)

Change in Management Incentive Fee                             (2,113,818)                     417,224
                                                          -----------------             ----------------
NET INCREASE /(DECREASE) IN NET
  ASSETS RESULTING FROM OPERATIONS                        $      8,317,324               $ (40,679,882)
                                                          =================             ================


                                          See Notes to Financial Statements.




Excelsior Private Equity Fund II, Inc.
Statement of Changes in Net Assets (Unaudited)
---------------------------------------------------------------------------------------------------------------------
                                                                      Three Months ended
                                                                         January 31,

                                                                2002                             2001
                                                          -----------------                ----------------
OPERATIONS:

Net Investment (Loss)                                     $        (137,950)                $     (454,524)
Net Realized Gain/(Loss) on Investments                           3,806,368                       (326,241)
Change in Unrealized Appreciation/(Depreciation)
  on Investments                                                  6,762,724                    (40,316,341)
Change in Allowance for Management Incentive Fee                 (2,113,818)                       417,224
                                                           -----------------                ----------------
Net Increase/(Decrease) in Net Assets
  Resulting From Operations                                       8,317,324                    (40,679,882)

DISTRIBUTIONS TO SHAREHOLDERS FROM:
Net Investment Income                                            (5,981,822)                             --
Return of Capital                                                (3,822,531)                             --
                                                           -----------------                ----------------
Total Distributions                                              (9,804,353)                             --

NET (DECREASE) IN NET
  ASSETS                                                         (1,487,029)                    (40,679,882)

NET ASSETS:

Beginning of Period                                             141,423,325                     257,705,206
                                                           -----------------                ----------------

End of Period                                              $    139,936,296                 $   217,025,324
                                                           =================                ================


                                        See Notes to Financial Statements.





Excelsior Private Equity Fund II, Inc.
Statement of Cash Flows (Unaudited)
---------------------------------------------------------------------------------------------------------------------
                                                                      Three Months ended
                                                                         January 31,

                                                                2002                          2001
                                                          -----------------             ----------------
CASH FLOWS FROM INVESTING
  AND OPERATING ACTIVITIES:

Proceeds from Sales of Investments                        $   6,161,535                 $   251,265,473
Purchases of Investments                                     (1,159,703)                   (248,046,532)
Net Increase/(Decrease) in Short Term Investments            (7,631,794)                      2,955,935
Investment Income                                             1,431,332                         236,817
Decrease in Receivable from Investment Adviser                7,704,696                              --
Operating Expenses Paid                                       2,037,457                      (5,221,003)
                                                          -----------------             ----------------
Net Cash Provided from Investing and
    Operating Activities                                      9,452,571                       1,190,690
                                                          -----------------             ----------------
CASH FLOWS FROM FINANCING
   ACTIVITIES:

Distributions Paid:
From Net Investment Income                                   (5,981,822)                             --
From Return of Capital                                       (3,822,531)                             --
                                                          -----------------             ----------------
Net Cash Used for Financing Activities                       (9,804,353)                             --
                                                          -----------------             ----------------

Net Increase/(Decrease) in Cash                                (351,782)                      1,190,690

CASH AT BEGINNING OF PERIOD                                     351,782                           2,174
                                                          -----------------             ----------------

CASH AT END OF PERIOD                                      $         --                 $     1,192,864
                                                          =================             ================



                                             See Notes to Financial Statements.






Excelsior Private Equity Fund II, Inc.
Financial Highlights (Unaudited)
-------------------------------------------------------------------------------

Per Share Operating Performance:  (1)




NET ASSET VALUE, BEGINNING OF PERIOD                                $   722.54
                                                                    -----------

INCOME FROM INVESTMENT OPERATIONS:
Net Investment Loss                                                      (0.70)
Net Realized Gain                                                        19.45
Change in Unrealized Depreciation on Investments                         34.55
Change in Allowance for Management Incentive fee                        (10.80)
                                                                    -----------
                       Total from Investment Operations                  42.50
                                                                    -----------
DISTRIBUTIONS:

From Investment Income                                                  (30.56)
From Return of Capital                                                  (19.53)
                                                                    -----------
Total Distributions                                                     (50.09)
                                                                    -----------

NET ASSET VALUE, END OF PERIOD                                      $   714.95
                                                                    ===========

TOTAL NET ASSET VALUE RETURN (3)                                         5.88%
                                                                    ===========

Ratios and supplemental data:
Net Assets, End of Period (000's)                                   $  139,936
Ratios to Average Net Assets: (2)
   Gross Expenses                                                        1.72%
   Net Expenses                                                          1.49%
   Net Investment Loss                                                 (0.39)%
   Turnover (3)                                                          0.82%


(1)      For a share outstanding throughout the period
(2)      Annualized
(3)      Non-annualized


                      See Notes to Financial Statements.










                   Excelsior Private Equity Fund II, Inc.

                  Notes to Financial Statements (Unaudited)

Note 1 -- Significant Accounting Policies

     Excelsior Private Equity Fund II, Inc. (the "Company") was incorporated under the laws of the State of Maryland on March 20, 1997, and is a non-diversified, closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended.

     The following is a summary of the Company's significant accounting policies. Such policies are in conformity with generally accepted accounting principles for investment companies and are consistently followed in the preparation of the financial statements. Generally accepted accounting principles in the United States require management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from these estimates.

     (a) Portfolio valuation:

          The Company values portfolio securities quarterly and at such other times as, in the Board of Directors' view, circumstances warrant. Investments in securities for which market quotations are readily available generally will be valued at the last sale price on the date of valuation or, if no sale occurred, at the mean of the latest bid and ask prices; provided that, as to such securities that may have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied. Securities for which no public market exists and other assets will be valued at fair value as determined in good faith by the Managing Investment Adviser (as defined below) or a committee of the Board under the supervision of the Board pursuant to certain valuation procedures summarized below. Securities having remaining maturities of 60 days or less are valued at amortized cost.

          The value for securities for which no public market exists is difficult to determine. Generally, such investments will be valued on a "going concern" basis without giving effect to any disposition costs. There is a range of values that is reasonable for such investments at any particular time. Initially, direct investments are valued based upon their original cost, until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct investments will be valued by the "private market" or "appraisal" method of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the company such as earnings, net worth, reliable private sale prices of the company's securities, the market prices for similar securities of comparable companies, an assessment of the company's future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Managing Investment Adviser or a committee of the Board and, in any event, not less frequently than quarterly. However, there can be no assurance that such values will represent the return that might ultimately be realized by the Company from the investments.

          At January 31, 2002, market quotations were not readily available for securities valued at $79,974,118. Such securities were valued by the Managing Investment Adviser under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

          Dividends from net investment income are declared and paid at least annually. Any net realized capital gains, unless offset by any available capital loss carryforwards, are distributed to shareholders at least annually. Dividends and distributions are determined in accordance with federal income tax regulations which may differ from generally accepted accounting principles. These "book/tax" differences are either considered temporary or permanent. To the extent these differences are permanent, such amounts are reclassified within the capital accounts based on their federal tax basis treatment; temporary differences do not require reclassification. During the current period, permanent differences, primarily due to net operating losses, resulted in decreases in undistributed net investment income and accumulated net realized gain on investments and a corresponding increase in paid-in capital. The reclassification had no effect on net assets.

          The Company has an unused capital loss carryforward of $8,602,181 available for income tax purposes, to be applied against future net security profits, if any, realized after January 31, 2002. If not applied, the carryover expires in fiscal year 2009.

          At January 31, 2002, the tax basis of the Company's investments for federal income tax purposes amounted to $173,027,233. The net unrealized depreciation amounted to $30,205,979, which is comprised of gross unrealized appreciation of $19,771,753 and aggregate gross unrealized depreciation of $49,977,732.

     (e) Cash Equivalents

          The Company treats all highly-liquid financial instruments that mature within three months as cash equivalents.


Note 2 -- Investment Advisory Fee, Administration Fee and Related
          Party Transactions

     Pursuant to an Investment Management Agreement ("Agreement"), United States Trust Company of New York ("U.S. Trust NY") and U.S. Trust Company ("U.S. Trust") serve as the Managing Investment Adviser to the Company. Under the Agreement, for the services provided, the Managing Investment Adviser is entitled to receive a management fee, at the annual rate of 1.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested or committed to be invested in portfolio companies or private funds and equal to an annual rate of 0.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested in short-term investments and are not committed to portfolio companies or private funds.

     In addition to the management fee, the Company has agreed to pay the Managing Investment Adviser an incentive fee in an amount equal to 20% of the cumulative realized capital gains (net of realized capital losses and unrealized net capital depreciation) on investments other than private funds, less the aggregate amount of incentive fee payments in prior years. If the amount of the incentive fee in any year is a negative number, or cumulative net realized gains less net unrealized capital depreciation at the end of any year is less than such amount calculated at the end of the previous year, the Managing Investment Adviser will be required to repay the Company all or a portion of the incentive fee previously paid.

     On December 20, 2001, the Board (including a majority of the directors that are not interested persons of the Company) approved an Investment Sub-Advisory Agreement (the "Sub-Advisory Agreement") among the Company, U.S. Trust NY, U.S. Trust and U.S. Trust Company, N.A. Pursuant to the Sub-Advisory Agreement, U.S. Trust Company, N.A., serves as the investment sub-adviser to the Company and receives an investment management fee from the Managing Investment Adviser.

     U.S. Trust NY is a New York state-chartered bank and trust company and a member bank of the Federal Reserve System. U.S. Trust is a Connecticut state bank and trust company. U.S. Trust Company, N.A. is a nationally chartered bank. Each is a wholly-owned subsidiary of U.S. Trust Corporation, a registered bank holding company. U.S. Trust Corporation is a wholly-owned subsidiary of The Charles Schwab Corporation.

     Beginning January 1, 2002, PFPC, Inc. ("PFPC") began providing administrative and accounting services to the Company pursuant to an Administration and Accounting Services Agreement. Also beginning January 1, 2002, PFPC Trust Company began providing custodian services to the Company pursuant to a Custodian Services Agreement. Beginning February 1, 2002, PFPC began providing transfer agency services to the Company pursuant to a Transfer Agency Agreement. For the services provided to the Company by PFPC and its affiliates, PFPC is entitled to an annual fee of 0.02% of average net assets plus reimbursement of reasonable expenses, subject to a $14,000 base fee, payable monthly.

     The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25% of the Company's net assets. This reimbursement amounted to $81,114 for the period ended January 31, 2002.

     Each director of the Company receives an annual fee of $9,000, and is reimbursed for expenses incurred for attending meetings. No person who is an officer, director or employee of the Managing Investment Adviser, or U.S. Trust Corporation or its subsidiaries, who serves as an officer, director or employee of the Company receives any compensation from the Company.


Note 3 -- Purchases and Sales of Securities

     Excluding short-term investments, the Company had $1,159,703 in purchases and $6,161,535 in sales of securities for the three-month period ended January 31, 2002.

     At January 31, 2002, the Company had outstanding investment commitments totaling $7,969,286.


Note 4 -- Transactions with Affiliated Companies

     An affiliated company is a company in which the Company has ownership of at least 5% of the voting securities. The Company did not receive dividend or interest income from affiliated companies during the three-month period ended January 31, 2002. Transactions with companies, which are or were affiliates are as follows:

                                                                         Sale/Merger      Realized           Value
Affiliate                                                  Purchases      Proceeds       Gain (Loss)         (Note 1)
---------                                                  ---------     -----------     -----------      -------------
                                                                                                            -
Cardiac Science, Inc.......................................$      --      5,815,727      $  3,460,560     $  16,256,812
Reed Elsevier PLC (fka Classroom Connect, Inc.)............       --        345,808           345,808           601,592
Totals                                                     $      --     $6,161,535      $  3,806,368     $  16,858,404



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

Three-Month Period Ended January 31, 2002 as Compared to the
Similar Period in 2001

          The Company's net asset value per common share was $714.95 at January 31, 2002, down $7.59 per share from the net asset value per common share of $722.54 at October 31, 2001. The decrease in net asset value was principally the result of the combined effect of increases due to (i) realized gains of $3,460,560 from the sale of 1,401,328 shares of Cardiac Science, Inc. common stock and (ii) an increase in the value of publicly-traded positions and decreases due to (i) a distribution of ordinary income in the amount of $5,981,822 on December 28, 2001, (ii) a return of capital distribution in the amount of $3,822,531 on January 7, 2002 and (iii) an incentive fee accrual for the period of $2,113,818. The Company's net asset value per common share was $1,108.80 at January 31, 2001, down $207.84 per share from the net asset value per common share of $1,316.64 at October 31, 2000.

Realized and Unrealized Gains and Losses from Portfolio Investments
-------------------------------------------------------------------

          For the three-month periods ended January 31, 2002 and 2001, the Company had a net realized gain/ (loss) on security transactions of $3,806,368 and ($326,241), respectively. For the three-month period ended January 31, 2002 and 2001, the Company had a net change in unrealized appreciation/(depreciation) on investments of $6,762,724 and ($40,316,341), respectively. The net realized gain was primarily the result of the Company's sale of shares of Cardiac Science, Inc. The change in unrealized depreciation was principally the result of an increase in the value of Curon Medical, Inc., Cross Media Marketing Corp. and Cardiac Science, Inc. common shares.

Investment Income and Expenses
------------------------------

          For the three-month period ended January 31, 2002, the Company had interest income of $385,961 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser (as defined below), of $523,911, resulting in net investment loss of $137,950 as compared to interest income of $475,910 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $930,434, resulting in net investment loss of $454,524 for the three-month period ended January 31, 2001. The primary reason for the decrease in interest income was a decrease in assets invested in short-term instruments and a decrease in short-term interest rates. The decrease in net operating expenses is principally attributable to the decline in Management Investment Advisory Fees due to a decrease in the value of assets under management.

          United States Trust Company of New York and U.S. Trust Company (together, the "Managing Investment Adviser") provide investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such management fee is determined and payable quarterly. For the three-month periods ended January 31, 2002 and 2001, the Managing Investment Adviser earned $439,197 and $799,856 in management fees, respectively. In addition, for the three-month periods ended January 31, 2002 and 2001, the change in allowance for the management incentive fee was ($2,113,818) (an increase in accumulated management incentive fees) and $417,224 (a decrease in accumulated management incentive fees), respectively. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amounts of $81,114 and $0 respectively, as a result of expenses incurred in excess of those permitted pursuant to the Company's prospectus.

Net Assets
----------

          At January 31, 2002, the Company's net assets were $139,936,296, a decrease of $1,487,029 from net assets of $141,423,325 at October 31, 2001. The Company's net assets at January 31, 2001 were $217,025,324, down $40,679,882 from net assets of $257,705,206 at October 31, 2000.


Liquidity and Capital Resources
-------------------------------

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

          The Company made no follow-on investments in the three-month period ended January 31, 2002.

          At January 31, 2002, the Company held $0 in cash and $142,821,254 in investments as compared to $351,782 in cash and $129,498,052 in investments at October 31, 2001. These changes from October 31, 2001 were primarily the result of increases in the values of publicly-traded holdings. In connection with the Company's commitments to private funds in the amount of $58,000,000 since inception, a total of $50,030,714 has been contributed by the Company through January 31, 2002.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

          A majority of the Company's investment portfolio consists of equity securities in private companies and private investment funds which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk. Nevertheless, the Company is exposed to equity price risk through its investments in the equity securities of three public companies. At January 31, 2002, these publicly traded equity securities were valued at $22,251,115. Thus, there is exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, of approximately a $2,241,433 decrease in the value of these securities. At October 31, 2001, publicly traded equity securities were valued at $17,606,283 and there was exposure to equity price risk of approximately a $1,763,309 decrease in the value of those securities. The change during the period was the principally the result of appreciation in the price of shares of Cardiac Science, Inc. (NASDAQ: DFIB), Cross Media Marketing Corp. (AMEX: XMM) and Curon Medical, Inc. (NASDAQ: CURN), each a publicly traded equity security.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.

            None.

Item 2.   Changes in Securities and Use of Proceeds.

            None.

Item 3.   Defaults Upon Senior Securities.

            None.

Item 4.   Submission of Matters to a Vote of Security Holders.

            None.

Item 5.   Other Information.

          On December 20, 2001, the Board (including a majority of the directors that are not interested persons of the Company) approved an Investment Sub-Advisory Agreement (the "Sub-Advisory Agreement") among the Company, United States Trust Company of New York, U.S. Trust Company and U.S. Trust Company, N.A. Pursuant to the Sub-Advisory Agreement, U.S. Trust Company, N.A., serves as the investment sub-adviser to the Company and receives an investment management fee from the Managing Investment Adviser.

          Beginning January 1, 2002, PFPC, Inc. ("PFPC") began providing administrative and accounting services to the Company pursuant to an Administration and Accounting Services Agreement. Also beginning January 1, 2002, PFPC Trust Company began providing custodian services to the Company pursuant to a Custodian Services Agreement. Beginning February 1, 2002, PFPC began providing transfer agency services to the Company pursuant to a Transfer Agency Agreement. For the services provided to the Company by PFPC and its affiliates, PFPC is entitled to an annual fee of 0.02% of average net assets plus reimbursement of reasonable expenses, subject to a $14,000 base fee, payable monthly.


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         (10.1) Form of Investment Sub-Advisory Agreement among the Company, United States Trust Company of New York, U.S. Trust Company
                   and U.S. Trust Company, N.A.
         (10.2) Form of Administration and Accounting Services Agreement between the Company and PFPC Inc.
         (10.3) Form of Custodian Services Agreement between the Company and PFPC Trust Company.
         (10.4) Form of Transfer Agency Services Agreement between the Company and PFPC Inc.

 (b)     Reports on Form 8-K.

         None.




                                 SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         EXCELSIOR PRIVATE EQUITY FUND II, INC.



Date: March 14, 2002                      By: /s/ David I. Fann
                                             -----------------------------
                                               David I. Fann
                                               (Principal Executive Officer)



Date: March 14, 2002                      By: /s/ Brian F. Schmidt
                                             -----------------------------
                                               Brian F. Schmidt
                                               (Principal Financial and
                                                Accounting Officer)