Form 10-Q
period 2002-04-30
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2002-06-14
CIK 1036052

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended April 30, 2002
                               ------------------------------------------------

                                       OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from ___________________ to _________________________

                        Commission file number 000-22277
                                               ------------

                     EXCELSIOR PRIVATE EQUITY FUND II, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

MARYLAND                                                                           22-3510108
--------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)       (I.R.S. Employer Identification No.)

114 West 47th Street, New York, NY                                                   10036-1532
--------------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                             (Zip Code)

Registrant's Telephone Number, Including Area Code (212) 852-1000
                                                   -----------------------------


--------------------------------------------------------------------------------
    Former Name, Former Address and Former Fiscal Year, if Changed Since last
                                     Report.

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of June 1, 2002, there were 195,730 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

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

                 INDEX                                                                                        PAGE NO.
                 -----                                                                                        --------

    PART I.      FINANCIAL INFORMATION
                                                                                                                  1

        Item 1.  Financial Statements.

                 Portfolio of Investments as of April 30, 2002.                                                   1

                 Statement of Assets and Liabilities at April 30, 2002 and October 31, 2001.                      6

                 Statement of Operations  for the six-month  periods ended April 30, 2002 and April 30, 2001.     7

                 Statement of Changes in Net Assets for the six-month periods ended April 30, 2002 and
                 April 30, 2001.                                                                                  8

                 Statement of Cash Flows for the six-month periods ended April 30, 2002 and April 30, 2001.       9

                 Financial Highlights at April 30, 2002 and October 31, 2001.                                    10

                 Notes to Financial Statements.                                                                  11

        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                 Operations.                                                                                     14

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                     15

    PART II.     OTHER INFORMATION

        Item 1.  Legal Proceedings.                                                                              16

        Item 2.  Changes in Securities and Use of Proceeds.                                                      16

        Item 3.  Defaults Upon Senior Securities.                                                                16

        Item 4.  Submission of Matters to a Vote of Security Holders.                                            16

        Item 5.  Other Information.                                                                              16

        Item 6.  Exhibits and Reports on Form 8-K.                                                               16


SIGNATURES                                                                                                       17

PART I.      FINANCIAL INFORMATION

Item 1.  Financial Statements.

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments (Unaudited)
--------------------------------------------------------------------------------

                                                        April 30, 2002
                                              ----------------------------------

PORTFOLIO STRUCTURE
-------------------

  SHORT-TERM INVESTMENTS:

    U.S. GOVERNMENT & AGENCY OBLIGATIONS      $     30,469,339           23.82 %

    INVESTMENT COMPANIES                             5,079,103            3.97 %

  PRIVATE INVESTMENT FUNDS                          33,261,048           26.00 %

  PORTFOLIO COMPANIES                               60,939,623           47.63 %

                                              ----------------      -----------

  TOTAL INVESTMENTS                                129,749,113          101.42 %
  OTHER ASSETS & LIABILITIES (NET)                  (1,817,231)          (1.42)%
                                              ----------------      -----------

  NET ASSETS                                  $    127,931,882          100.00 %
                                              ================      ===========

                       See Notes to Financial Statements.

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments (Unaudited)
--------------------------------------------------------------------------------

                                                                                                 April 30, 2002
                                                                                                 --------------

    Principal                                                                    Acquisition       Coupon           Value
  Amount/Shares                                                                    Date ##       Rate/Yield        (Note 1)
  -------------                                                                    -------       ----------        --------
                    U.S. GOVERNMENT AGENCY OBLIGATIONS - 23.82%
  $  30,500,000     U.S. Treasury Bills, 05/23/02                                                  1.645%     $       30,469,339
                                                                                                              ------------------
                      Total -- U.S. Government Agency Obligations                                                     30,469,339
                      (Cost $30,469,339)
                                                                                                              ------------------

                    PRIVATE INVESTMENT FUNDS #, ** -- 26.00%
                    Advanced Technology Ventures V, L.P.                         09/98-07/01                           2,294,404
                    Brand Equity Ventures I, L.P.                                03/98-10/01                             775,910
                    Brentwood Associates III, L.P.                               06/99-04/02                           2,889,492
                    Broadview Capital Partners, L.P.                             04/99-03/02                           2,479,804
                    Commonwealth Capital Ventures II, L.P.                       01/99-09/01                           2,450,360
                    Communications Ventures III, L.P.                            11/98-05/00                           2,503,715
                    Friedman, Fleischer & Lowe Capital Partners, L.P.            01/99-04/02                           1,087,640
                    Mayfield X, L.P.                                             06/99-12/01                           3,019,971
                    Mid-Atlantic Venture Fund III, L.P.                          04/98-02/01                           2,619,722
                    Morgenthaler Venture Partners V, L.P.                        10/98-08/01                           5,819,023
                    Quad-C Partners V, L.P.                                      04/98-01/02                           4,166,851
                    Sevin Rosen Fund VI, L.P.                                    03/98-08/00                           2,012,926
                    Trinity Ventures VI, L.P.                                    09/98-04/02                           1,141,230
                                                                                                              ------------------
                      Total - Private Investment Funds (Cost $47,418,940)                                             33,261,048
                                                                                                              ------------------

                    PRIVATE COMPANIES #, **, @ -- 28.10%
                      Common and Preferred Stocks - 28.10%
                           Biotechnology -- 0.00%
      7,100,000     Protogene Laboratories, Inc., Preferred Series B             12/99-08/01                                  --
                                                                                                              ------------------
                                                                                                                              --
                           Educational Services - 3.24%
         75,059     Mosaica Education, Inc., Preferred Series C Preferred           08/01                              3,537,722
            N/A     Reed Elsevier PLC, Escrow                                       09/01                                601,592
                                                                                                              ------------------
                                                                                                                       4,139,314

                         Internet Services - Business - 9.63%
      2,032,205     Captura Software, Inc. Series 1 Preferred                       02/99                                     --
        533,777     Captura Software, Inc. Junior Preferred                         02/00                                     --
        769,082     Captura Software, Inc. Series 2 Preferred                       08/01                              2,419,811

                       See Notes to Financial Statements.

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments (Unaudited)
--------------------------------------------------------------------------------

                                                                                                  April 30, 2002
                                                                                                  --------------

    Principal                                                             Acquisition        Coupon                    Value
  Amount/Shares                                                             Date ##        Rate/Yield               (Note 1)
  -------------                                                             -------        ----------               --------
         1,428,572  Clear Orbit, Inc.                                        06/00                           $       5,000,013
         2,388,345  Firstsource Corp., Series A                              02/00                                          --
             1,481  Foster & Gallagher, Inc.                              02/00-03/00                                       --
         1,877,763  Marketfirst Software, Inc., Series D                  09/99-05/01                                       --
           787,166  Marketfirst Software, Inc., Series E                  09/99-05/01                                       --
         7,728,932  Marketfirst Software, Inc., Series F                  09/99-05/01                                4,907,693
         1,676,229  Release Software. Corp., Series D                        06/98                                          --
           115,000  ReleaseNow, Inc., Series E                               07/99                                          --
           176,000  ReleaseNow, Inc., Series F                               12/00                                          --
           100,000  ReleaseNow, Inc., Series G                               12/00                                          --
                                                                                                             -----------------
                                                                                                                    12,327,517

                             Semiconductors - 13.29%

         4,850,000  PowerSmart, Inc., Common                                 10/00                                   5,194,576
         7,960,371  PowerSmart, Inc., Series A                               01/98                                   9,924,100
           530,786  PowerSmart, Inc., Series B                               08/99                                   1,139,209
           252,780  PowerSmart, Inc., Series D                               10/00                                     741,239
                                                                                                             -----------------
                                                                                                                    16,999,124

                             Promissory Notes - 0%
                               Biotechnology -- 0.0%

           670,000  Protogene Laboratories, Inc., Convertible
                    Promissory
                       Note                                               08/01-01/02         4.25%                         --
           670,000  Protogene Laboratories, Inc., Convertible
                    Promissory
                       Note                                               08/01-01/02         4.25%                         --
           800,000  Protogene Laboratories, Inc., Convertible
                    Promissory
                       Note                                               08/01-01/02         4.25%                         --
                                                                                                             -----------------
                                                                                                                            --


                               Educational Services -- 1.54%

           686,415  Mosaica Education, Inc., Bridge Notes                 02/01-08/01      0-13.00%                    686,415
         1,025,748  Mosaica Education, Inc. (Advantage Schools),
                       Promissory Note                                    02/01-08/01      0-13.00%                  1,025,748
           256,437  Mosaica Education, Inc. (ASI Texas LLC),
                       Promissory Note                                    02/01-08/01      0-13.00%                    256,437
                                                                                                             -----------------
                                                                                                                     1,968,600

                               Internet Services - Business -- 0.00%

           750,000  Killerbiz, Inc., Promissory Note                      12/99-08/00         8.00%                         --
           133,333  ReleaseNow, Inc., Promissory Note                     7/01-10/01         16.00%                         --
           133,333  ReleaseNow, Inc., Promissory Note                     8/01-10/01         16.00%                         --
                                                                                                             -----------------
                                                                                                                            --

                       See Notes to Financial Statements.

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments (Unaudited)
--------------------------------------------------------------------------------

                                                                                               April 30, 2002
                                                                                               --------------

    Principal                                                              Acquisition      Coupon       Value
  Amount/Shares                                                              Date ##      Rate/Yield    (Note 1)
  -------------                                                              -------      ----------    --------
                              Warrants - 0.40%
                                Internet Services - Business -- 0.40%
            76,950  Curon Medical, Inc.                                       08/00                        $            --
           815,223  Marketfirst Software, Inc., Series E                   09/99-05/01                             517,648
           782,562  Marketfirst Software, Inc., Series F                   09/99-05/01                                  --
                                                                                                       -------------------
                                                                                                                   517,648

                                Semiconductors -- 0.00%
            11,308  PowerSmart, Inc., Series D                                03/01                                     --
                                                                                                       -------------------
                                                                                                                        --
                                Total - Private Companies
                                (Cost$68,740,576)                                                               35,952,203
                                                                                                      --------------------
                             PUBLIC COMPANIES #, ** -- 19.53%
                                Common Stock - 14.20%
                                  Medical Devices - 9.44%
         1,819,082  Cardiac Science, Inc.                                     09/01                              4,741,333
           219,190  Cardiac Science, Inc. Escrow                              09/01                                476,738
         2,381,088  Curon Medical, Inc. @                                     08/99                              6,861,105
                                                                                                       -------------------
                                                                                                                12,079,176

                                  Media and Entertainment - 4.76%
           520,609  Cross Media Marketing Corp.                               10/01                              6,091,126
                                                                                                       -------------------


                               Promissory Notes - 5.33%
                                  Medical Devices - 5.33%
         5,733,248  Cardiac Science, Inc., Bridge Notes                       09/01         10.00%               5,733,248
            60,448  Cardiac Science, Inc., Bridge Notes                       09/01         10.00%                  60,448
           438,422  Cardiac Science, Inc., Bridge Notes Escrow                09/01         10.00%                 438,422
           585,000  Cardiac Science, Inc., (SurVivaLink Corp) Promissory
                    Note                                                      12/99         12.00%                 585,000
                                                                                                       -------------------
                                                                                                                 6,817,118

                             Total - Public Companies (Cost $22,242,265)                                        24,987,420
                                                                                                       -------------------

                       See Notes to Financial Statements.

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments (Unaudited) (continued)
--------------------------------------------------------------------------------


                                                                                       April 30, 2002
                                                                                       --------------

    Principal                                                        Acquisition      Coupon         Value
  Amount/Shares                                                        Date ##      Rate/Yield      (Note 1)
  -------------                                                        -------      ----------      -------

                    INVESTMENT COMPANIES - 3.97%

         5,079,103  Dreyfus Government Cash Management Fund                                 $     5,079,103
                                                                                            ---------------
                    Cost ($5,079,103)

TOTAL INVESTMENTS (Cost $173,950,223*) - 101.42%                                                129,749,113
OTHER ASSETS & LIABILITIES (NET) - (1.42)%                                                       (1,817,231)
                                                                                            ---------------

NET ASSETS - 100.00%                                                                         $  127,931,882
                                                                                            ===============

*  Aggregate cost for federal tax and book purposes.
** Restricted as to public resale. Acquired between January 1, 1998 and April
   30, 2002. Total cost of restricted securities at April 30, 2002 aggregated $138,401,781. Total market value of restricted securities owned at April 30, 2002 was $94,200,671 or 73.63% of net assets.
#  Non-income producing security.
## Required disclosure for restricted securities only.
@ At April 30, 2002, the Company owned 5% or more of the company's outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at April 30, 2002 was $42,813,308.

                       See Notes to Financial Statements.

Excelsior Private Equity Fund II, Inc.
Statement of Assets and Liabilities (Unaudited)
--------------------------------------------------------------------------------

                                                                 April 30, 2002     October 31, 2001
                                                                 --------------     ----------------
                                                                   (Unaudited)
ASSETS:

Investment Securities, at Cost                                    $ 173,950,223       $ 166,466,755
                                                                  -------------       -------------

Investment Securities, at Value                                   $ 129,749,113         129,498,052


Cash                                                                         --             351,782
Receivables:
 From Investment Adviser                                                 11,122           7,723,112
 Interest                                                               412,832              19,731
 For Investments Sold                                                        --           3,920,263
Other Assets                                                             25,721             175,686
                                                                  -------------       -------------

         Total Assets                                               130,198,788         141,688,626
                                                                  -------------       -------------

LIABILITIES:

Managing Investment Advisory Fees Payable                               393,290                  --
Incentive Fee Payable                                                 1,263,006                  --
Administration and Shareholder Servicing Fees Payable                    34,024              28,999
Directors' Fees Payable                                                  23,742              59,989
Accrued Expenses and Other Payables                                     552,844             176,313
                                                                  -------------       -------------

         Total Liabilities                                            2,266,906             265,301
                                                                  -------------       -------------

NET ASSETS                                                        $ 127,931,882       $ 141,423,325
                                                                  =============       =============

NET ASSETS consist of:

Accumulated Undistributed Net Investment Income/(Loss)            $  (3,898,298)      $   2,230,182
Accumulated Net Realized (Loss) on Investments                       (3,643,025)         (8,598,006)
Net Unrealized (Depreciation) on Investments                        (44,201,110)        (36,968,703)
Allowance for Management Incentive Fee                               (2,619,378)         (1,356,372)
Par Value                                                                 1,957               1,957
Paid in Capital in Excess of Par Value                              182,291,736         186,114,267
                                                                  -------------       -------------

         Total Net Assets                                         $ 127,931,882       $ 141,423,325
                                                                  =============       =============

Shares of Common Stock Outstanding                                      195,730             195,730
                                                                  -------------       -------------

NET ASSET VALUE PER SHARE                                         $      653.61       $      722.54
                                                                  =============       =============

                       See Notes to Financial Statements.

Excelsior Private Equity Fund II, Inc.
Statement of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                    Six Months Ended
                                                                       April 30,
                                                            2002                        2001
                                                   -----------------------     -------------------
INVESTMENT INCOME:

Interest Income                                    $              757,683      $           759,605
                                                   -----------------------     -------------------

         Total Income                                             757,683                  759,605
                                                   -----------------------     -------------------

EXPENSES:

Management Investment Advisory Fees                               733,665                1,436,990
Administrative Fees                                                66,438                   31,984
Custodial Fees                                                      2,232                   21,898
Legal Fees                                                         78,062                   80,779
Audit and Other Professional Service Fees                          43,639                   39,772
Directors' Fees and Expenses                                       29,753                   33,224
Shareholder Reports                                                13,231                   11,166
Insurance Expense                                                  25,093                   20,881
Miscellaneous Expense                                               4,465                    4,463
                                                   ----------------------      -------------------

         Total Expenses                                           996,578                1,681,157

Fees Waived and Reimbursed by Adviser                             (92,237)                  (5,011)
                                                   ----------------------      -------------------

         Net Expenses                                             904,341                1,676,146
                                                   ----------------------      -------------------

NET INVESTMENT (LOSS)                                            (146,658)                (916,541)
                                                   ----------------------      -------------------

REALIZED AND UNREALIZED (LOSS)
  ON INVESTMENTS:

Net Realized Gain on Security Transactions                      4,954,981                2,066,363

Change in Unrealized (Depreciation)
  on Investments                                               (7,232,407)             (91,093,860)
                                                   ----------------------      -------------------

NET REALIZED AND UNREALIZED
  (LOSS) ON INVESTMENTS                                        (2,277,426)             (89,027,497)

Change in Management Incentive Fee                             (1,263,006)              13,974,736
                                                   ----------------------      -------------------

NET (DECREASE) IN NET
  ASSETS RESULTING FROM OPERATIONS                 $           (3,687,090)     $       (75,969,302)
                                                   ======================      ===================

                       See Notes to Financial Statements.

Excelsior Private Equity Fund II, Inc.
Statement of Changes in Net Assets (Unaudited)
--------------------------------------------------------------------------------

                                                                 Six Months Ended
                                                                    April 30,

                                                           2002                  2001
                                                      -------------         --------------
OPERATIONS:

Net Investment (Loss)                                 $    (146,658)        $     (916,541)
Net Realized Gain on Investments                          4,954,981              2,066,363
Change in Unrealized (Depreciation)
  On Investments                                         (7,232,407)           (91,093,861)
Change in Allowance for Management Incentive
  Fee                                                    (1,263,006)            13,974,736
                                                      -------------         --------------
Net (Decrease) in Net Assets

  Resulting From Operations                              (3,687,090)           (75,969,303)

DISTRIBUTIONS TO SHAREHOLDERS FROM:
Net Investment Income                                    (5,981,822)                    --
Return of Capital                                        (3,822,531)                    --
                                                      -------------         --------------
  Total Distributions                                    (9,804,353)                    --

NET (DECREASE) IN NET ASSETS                            (13,491,443)           (75,969,303)

NET ASSETS:

Beginning of Period                                     141,423,325            257,705,206
                                                      -------------         --------------

End of Period                                         $ 127,931,882         $  181,735,903
                                                      =============         ==============

                       See Notes to Financial Statements.

Excelsior Private Equity Fund II, Inc.
Statement of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                 Six Months Ended
                                                                      April 30,

                                                               2002            2001
                                                         ------------    --------------
CASH FLOWS FROM INVESTING
  AND OPERATING ACTIVITIES:

Proceeds from Sales of Investments                       $ 12,877,867    $    4,352,051
Purchases of Investments                                   (1,960,611)      (10,030,246)
Net (Increase)/Decrease in Short Term Investments          (9,401,334)       12,939,191
Investment Income                                             364,582           362,226
Decrease in Receivable from Investment Adviser              7,711,990                --
Operating Expenses Paid                                      (139,923)       (8,886,721)
                                                         ------------    --------------
Net Cash Provided from Investing and
    Operating Activities                                    9,452,571        (1,263,499)
                                                         ------------    --------------
CASH FLOWS FROM FINANCING
   ACTIVITIES:

Distributions Paid:
From Net Investment Income                                                           --
From Return of Capital                                     (5,981,822)               --
                                                           (3,822,531)
                                                         ------------    --------------
Net Cash Used for Financing Activities                     (9,804,353)               --
                                                         ------------    --------------

Net (Decrease) in Cash                                       (351,782)       (1,263,499)

CASH AT BEGINNING OF PERIOD                                   351,782         1,192,864
                                                         ------------    --------------
CASH AT END OF PERIOD                                    $         --    $      (70,635)
                                                         ============    ==============

                       See Notes to Financial Statements.

Excelsior Private Equity Fund II, Inc.
Financial Highlights (Unaudited)
--------------------------------------------------------------------------------

Per Share Operating Performance:  (1)

                                                          April 30, 2002    October 31, 2001
                                                         ----------------   -----------------
NET ASSET VALUE, BEGINNING OF PERIOD                           722.54       $   1,316.64

INCOME FROM INVESTMENT OPERATIONS:
Net Investment (Loss)                                           (0.75)             (9.30)
Net Realized (Loss) and Unrealized (Loss) on
Investments                                                    (11.64)           (678.46)
Change in Allowance for Management Incentive Fee                (6.45)             93.66
                                                         ------------       ------------
   Total from Investment Operations                            (18.84)           (594.10)
                                                         ------------       ------------
DISTRIBUTIONS:

From Investment Income                                         (30.56)                --
Return of Capital                                              (19.53)                --
                                                         ------------       ------------
   Total Distributions                                         (50.09)                --
                                                         ------------       ------------

NET ASSET VALUE, END OF PERIOD                           $     653.61       $     722.54
                                                         ============       ============

TOTAL NET ASSET VALUE RETURN (3)                                (2.61)%           (44.58)%
                                                         ============       ============
Ratios and supplemental data:
Net Assets, End of Period (000's)                        $    127,932       $    141,423
Ratios to Average Net Assets (2)
   Gross Expenses                                                1.46%              1.59%
   Net Expenses                                                  1.33%              1.48%
   Net Investment (Loss)                                        (0.21)%            (0.91)%
   Interest Expense Ratio                                         N/A                N/A
   Turnover (3)                                                  1.51%             11.00%

(1)   For a share outstanding throughout the period
(2)   Annualized
(3)   Non-annualized

                       See Notes to Financial Statements.

                     Excelsior Private Equity Fund II, Inc.

                    (Notes to Financial Statements Unaudited)

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

          At April 30, 2002, market quotations were not readily available for securities valued at $69,213,251. Such securities were valued by the Managing Investment Adviser under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

          At April 30, 2002, the tax basis of the Company's investments for federal income tax purposes amounted to $173,950,223. The net unrealized depreciation amounted to $44,201,110, which is comprised of gross unrealized appreciation of $16,150,371 and aggregate gross unrealized depreciation of $60,351,481.

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

     On December 20, 2001, the Board (including a majority of the directors that are not interested persons of the Company) approved an Investment Sub-Advisory Agreement (the "Sub-Advisory Agreement") among the Company, U.S. Trust NY, U.S. Trust and U.S. Trust Company, N.A. Pursuant to the Sub-Advisory Agreement, U.S. Trust Company, N.A. serves as the investment sub-adviser to the Company and receives an investment management fee from the Managing Investment Adviser.

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

     The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25% of the Company's net assets. This reimbursement amounted to $92,237 for the period ended April 30, 2002.

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

Note 3 -- Purchases and Sales of Securities

     Excluding short-term investments, the Company had $1,543,7381 in purchases and $8,551,899 in sales of securities for the six-month period ended April 30, 2002.

     At April 30, 2002, the Company had outstanding investment commitments totaling $8,002,124.

     The Company received distributions from private investment funds in the amount of $59,898 for the six-month period ended April 30, 2002.

Note 4 -- Transactions with Affiliated Companies

     An affiliated company is a company in which the Company has ownership of at least 5% of the voting securities. The Company did not receive dividend or interest income from affiliated companies during the six-month period ended April 30, 2002. Transactions with companies, which are or were affiliates are as follows:

                                                             Sale                     Realized         Value
Affiliate                                    Purchases     Proceeds      Interest    Gain (Loss)      (Note 1)
---------                                    ---------     --------      --------    -----------      --------
Cardiac Science, Inc. .....................   $     --     $ 8,551,899   $ 344,766   $ 4,609,173    $ 12,035,189
Reed Elsevier PLC (fka Classroom Connect,
   Inc.) ..................................         --         345,808     345,808       601,592              --
                                              ------------------------------------------------------------------
Total .....................................   $     --     $ 8,897,707   $ 344,766   $ 4,954,981    $ 12,636,781
                                              ========     ===========   =========   ===========    ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

Six-Month Period Ended April 30, 2002 as Compared to the Similar Period in 2001

         The Company's net asset value per common share was $653.61 at April 30, 2002, down $68.93 per share from the net asset value per common share of $722.54 at October 31, 2001. The decrease in net asset value was principally the result of the combined effect of decreases due to (i) a distribution of ordinary income in the amount of $5,981,822 on December 28, 2001, (ii) a return of capital distribution in the amount of $3,822,531 on January 7, 2002, (iii) an incentive fee accrual payable to the Managing Investment Adviser for the period of $1,263,006, and (iv) declines in the valuations of private investment funds held by the Company. The declines were offset by realized gains of $4,609,173 from the sale of 2,345,928 shares of Cardiac Science, Inc. common stock. The Company's net asset value per common share was $928.50 at April 30, 2001, down $388.14 per share from the net asset value per common share of $1,316.64 at October 31, 2000.

Realized and Unrealized Gains and Losses from Portfolio Investments
-------------------------------------------------------------------

         For the six-month periods ended April 30, 2002 and 2001, the Company had a net realized gain on security transactions of $4,954,981 and $2,066,363, respectively. For the six-month period ended April 30, 2002 and 2001, the Company had a net change in unrealized depreciation on investments of ($7,232,407) and ($91,093,860), respectively. The net realized gain was primarily the result of the Company's sale of shares of Cardiac Science, Inc. The change in unrealized depreciation was principally the result of declines in the valuations of private investment funds.

Investment Income and Expenses
------------------------------

         For the six-month period ended April 30, 2002, the Company had interest income of $757,683 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser (as defined below), of $904,341, resulting in net investment loss of $146,658 as compared to interest income of $759,605 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $1,676,146, resulting in net investment loss of $916,541 for the six-month period ended April 30, 2001. The primary reason for the decrease in interest income was a decrease in assets invested in short-term instruments and a decrease in short-term interest rates. The reduction in net operating expenses is principally attributable to lower management investment advisory fees due to a decrease in the value of assets under management.

         United States Trust Company of New York and U.S. Trust Company (together, the "Managing Investment Adviser") provide investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such management fee is determined and payable quarterly. For the six-month periods ended April 30, 2002 and 2001, the Managing Investment Adviser earned $733,665 and $1,436,990 in management fees, respectively. In addition, for the six-month periods ended April 30, 2002 and 2001, the change in allowance for the management incentive fee was ($1,263,006) (an increase in accumulated management incentive fees) and $13,974,736 (a decrease in accumulated management incentive fees), respectively. This is primarily due to changes in cumulative net realized and unrealized gains and losses during these periods. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amounts of $92,237 and $5,011 respectively, as a result of expenses incurred in excess of those permitted pursuant to the Company's prospectus.

Net Assets
----------

         At April 30, 2002, the Company's net assets were $127,931,882, a decrease of $13,491,443 from net assets of $141,423,325 at October 31, 2001 due to the combined effect of decreases due to (i) a distribution of ordinary income in the amount of $5,981,822 on December 28, 2001, (ii) a return of capital distribution in the amount of $3,822,531 on January 7, 2002, (iii) an incentive fee accrual payable to the Managing Investment Adviser for the period of $1,263,006, and (iv) declines in the valuations of private investment funds held by the Company. The declines were offset by realized gains of $4,609,173 from the sale of 2,345,928 shares of Cardiac Science, Inc. common stock. The Company's net assets at April 30, 2001 were $181,735,903.

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

         The Company made no follow-on investments in the six-month period ended April 30, 2002.

         At April 30, 2002, the Company held $0 in cash and $129,749,113 in investments as compared to $351,782 in cash and $129,498,052 in investments at October 31, 2001. The change from October 31, 2001 was the result of the net effect of increases in the value of publicly-traded holdings, offset by declines in the value of private investment funds and a private company investment. In connection with the Company's commitments to private investment funds in the amount of $58,000,000 since inception, a total of $50,414,749 has been contributed by the Company through April 30, 2002. The Company, as of April 30, 2002, also has an outstanding capital commitment in the amount of $416,873 to a follow-on round of financing in Captura Software, Inc.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

         A majority of the Company's investment portfolio consists of equity securities in private companies and private investment funds, representing 51.4% of the investment portfolio, which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk. Nevertheless, the Company is exposed to equity price risk through its investments in the equity securities of three public companies. At April 30, 2002, these publicly traded equity securities were valued at $18,170,302, representing 14% of the investment portfolio. Thus, there is exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, of approximately a $1,817,030 decrease in the value of these securities. At October 31, 2001, publicly traded equity securities were valued at $17,606,283 and there was exposure to equity price risk of approximately a $1,763,309 decrease in the value of those securities. The increase in market value, and therefore, the potential loss in fair value, during the period was principally the result of appreciation in the price of shares of Cardiac Science, Inc. (NASDAQ: DFIB), Cross Media Marketing Corp. (AMEX: XMM) and Curon Medical, Inc. (NASDAQ: CURN), each a publicly traded equity security.

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders of the Company was held at the offices of United States Trust Company 114 West 47th Street, New York, New York 10036 at 10:00 a.m. (New York time) on March 22, 2002 (the "Meeting"). Of the 195,730 shares outstanding as of January 25, 2002, the record date for the Meeting, 122,239 were present or represented by proxy at the Meeting. The shareholders of the Company approved the following matter: to elect each of Mr. Bernstein, Mr. Hover, Mr. Murphy and Mr. Imbimbo as Directors of the Company. The results of the voting for this proposal were as follows:

     1.  Election of Directors:           For        Withheld
                                          ---        --------

         John C. Hover II                119,968       2,271
         Gene M. Bernstein               119,991       2,248
         Stephen V. Murphy               120,016       2,223
         Victor F. Imbimbo, Jr.          119,941       2,298

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         None.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                EXCELSIOR PRIVATE EQUITY FUND II, INC.


Date:  June 14, 2002            By: /s/ David I. Fann
                                    --------------------------------------------
                                    David I. Fann
                                    (Principal Executive Officer)


Date:  June 14, 2002            By: /s/ Brian F. Schmidt
                                    --------------------------------------------
                                    Brian F. Schmidt
                                    (Principal Financial and Accounting Officer)