Form 10-Q
period 2002-07-31
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2002-09-13
CIK 1036052

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended July 31, 2002
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from                        to
                               ----------------------    -----------------------

                        Commission file number 000-22277
                                               ---------

                     EXCELSIOR PRIVATE EQUITY FUND II, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

MARYLAND                                                22-3510108
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                     Identification No.)

114 West 47th Street, New York, NY                      10036-1532
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code  (212) 852-1000
                                                    ----------------------------

--------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since last Report.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of September 1, 2002, there were 195,730 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

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


                 INDEX                                                 PAGE NO.
                 -----                                                 --------

    PART I.      FINANCIAL INFORMATION

        Item 1.  Financial Statements.                                     1

                 Portfolio of Investments as of July 31, 2002.             2

                 Statement of Assets and Liabilities at July 31, 2002
                 and October 31, 2001.                                     6

                 Statement of Operations for the nine-month periods
                 ended July 31, 2002 and July 31, 2001.                    7

                 Statement of Changes in Net Assets for the nine-month
                 periods ended July 31, 2002 and July 31, 2001.            8

                 Statement of Cash Flows for the nine-month periods
                 ended July 31, 2002 and July 31, 2001.                    9

                 Financial Highlights at July 31, 2002 and
                 October 31, 2001.                                        10

                 Notes to Financial Statements (Unaudited).               11

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.                     14

        Item 3.  Quantitative and Qualitative Disclosures about
                 Market Risk.                                             15

    PART II.     OTHER INFORMATION

        Item 1.  Legal Proceedings.                                       16

        Item 2.  Changes in Securities and Use of Proceeds.               16

        Item 3.  Defaults Upon Senior Securities.                         16

        Item 4.  Submission of Matters to a Vote of Security Holders.     16

        Item 5.  Other Information.                                       16

        Item 6.  Exhibits and Reports on Form 8-K.                        16

SIGNATURES                                                                17

CERTIFICATIONS                                                            17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments (Unaudited)
-------------------------------------------------------------------------------
                                                  July 31, 2002
                                       --------------------------------------
PORTFOLIO STRUCTURE
-------------------
    SHORT-TERM INVESTMENTS:

       U.S. GOVERNMENT & AGENCY
       OBLIGATIONS                      $   54,566,359                47.19%

       INVESTMENT COMPANIES                  3,107,513                 2.69%

    PRIVATE INVESTMENT FUNDS                31,489,998                27.23%

    PORTFOLIO COMPANIES                     25,802,525                22.32%
                                       ----------------      ----------------
    TOTAL INVESTMENTS                      114,966,395                99.43%
    OTHER ASSETS & LIABILITIES (NET)           662,394                 0.57%
                                       ----------------      ----------------
    NET ASSETS                          $  115,628,789               100.00%
                                       ================      ================

                        See Notes to Financial Statements

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments (Unaudited)
--------------------------------------------------------------------------------

                                                                                                 July 31, 2002
                                                                              ----------------------------------------
  Principal                                                                   Acquisition       Coupon         Value
Amount/Shares                                                                   Date ##       Rate/Yield      (Note 1)
-------------                                                                 -----------     ----------      --------
               U.S. GOVERNMENT & AGENCY OBLIGATIONS - 47.19%
 $ 46,600,000  U.S. Treasury Bills, 08/15/02                                                     1.69%       $46,569,373
    5,000,000  Federal Home Loan Mortgage Corp. Discount Note, 8/06/02                           1.72%         4,998,806
    3,000,000  Federal Home Loan Bonds Discount Note, 8/14/02                                    1.68%         2,998,180
                                                                                                            ------------
                 Total -- U.S. Government & Agency Obligations                                                54,566,359
                 (Cost $54,566,359)
                                                                                                            ------------
               PRIVATE INVESTMENT FUNDS #, ** - 27.23%
               Advanced Technology Ventures V, LP                             09/98-05/02                      2,146,236
               Brand Equity Ventures I, LP                                    03/98-10/01                        777,870
               Brentwood Associates III, LP                                   06/99-06/02                      2,882,684
               Broadview Capital Partners, LP                                 04/99-07/02                      2,671,650
               Commonwealth Capital Ventures II, LP                           01/99-09/01                      2,177,000
               Communications Ventures III, LP                                11/98-05/00                      2,326,835
               Friedman, Fleischer & Lowe Capital Partners, LP                01/99-07/02                      1,840,583
               Mayfield X, LP                                                 06/99-05/02                      2,355,159
               Mayfield X Annex                                                  07/02                            50,000
               Mid-Atlantic Venture Fund III, LP                              04/98-02/01                      2,505,247
               Morgenthaler Venture Partners V, LP                            10/98-08/01                      4,901,735
               Quad-C Partners V, LP                                          04/98-07/02                      4,077,245
               Sevin Rosen Fund VI, LP                                        03/98-06/02                      1,730,744
               Trinity Ventures VI, LP                                        09/98-04/02                      1,047,010
                                                                                                            ------------
                 Total - Private Investment Funds (Cost $48,676,040)                                          31,489,998
                                                                                                            ------------
               PRIVATE COMPANIES #, **, @ - 16.27%
                 Common and Preferred Stocks - 14.12%
                      Biotechnology - 0.00%
    7,100,000  Protogene Laboratories, Inc., Preferred Series B               12/99-08/01                             --
                                                                                                            ------------
                                                                                                                      --
                      Educational Services - 3.58%
       75,059  Mosaica Education, Inc., Preferred Series C                       08/01                         3,537,722
          N/A  Reed Elsevier PLC, Escrow                                         09/01                           601,592
                                                                                                            ------------
                                                                                                               4,139,314
                      Internet Services - Business - 9.00%
       16,534  Captura Software, Inc.                                             5/02                                --
      726,744  Captura Software, Inc., Series 3 Preferred                         5/02                           500,000
    2,032,205  Captura Software, Inc., Series 1 Preferred                        02/99                                --
      533,777  Captura Software, Inc., Junior Preferred                          02/00                                --
      769,082  Captura Software, Inc., Series 2 Preferred                        08/01                                --

                       See Notes to Financial Statements.

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments (Unaudited)
--------------------------------------------------------------------------------

                                                                                                 July 31, 2002
                                                                              ------------------------------------------
  Principal                                                                   Acquisition        Coupon          Value
Amount/Shares                                                                   Date ##        Rate/Yield       (Note 1)
-------------                                                                 -----------      ----------       --------
    1,428,572  Clear Orbit, Inc.                                                06/00                         $  5,000,013
    2,388,345  Firstsource Corp., Series A                                      02/00                                   --
        1,481  Foster & Gallagher, Inc.                                      02/00-03/00                                --
    4,694,407  Marketfirst Software, Inc., Series D                          09/99-05/01                                --
      787,166  Marketfirst Software, Inc., Series E                          09/99-05/01                                --
    7,728,932  Marketfirst Software, Inc., Series F                          09/99-05/01                         4,907,693
    1,676,229  Release Software. Corp., Series D                                06/98                                   --
      115,000  ReleaseNow, Inc., Series E                                       07/99                                   --
      176,000  ReleaseNow, Inc., Series F                                       12/00                                   --
      100,000  ReleaseNow, Inc., Series G                                       12/00                                   --
                                                                                                              -------------
                                                                                                                10,407,706
                      Semiconductors - 1.54%
          N/A  PowerSmart, Inc., Escrow                                          7/02                            1,776,194
                                                                                                              ------------
                      Promissory Notes - 1.70%
                        Biotechnology - 0.0%
      670,000  Protogene Laboratories, Inc., Convertible
                 Promissory Note                                             08/01-01/02          4.25%                 --
      670,000  Protogene Laboratories, Inc., Convertible
                 Promissory Note                                             08/01-01/02          4.25%                 --
      800,000  Protogene Laboratories, Inc., Convertible
                 Promissory Note                                             08/01-01/02          4.25%                 --
                                                                                                              ------------
                                                                                                                        --

                      Educational Services - 1.70%
      686,415  Mosaica Education, Inc., Bridge Notes                         02/01-08/01        0-13.00%           686,415
    1,025,748  Mosaica Education, Inc. (Advantage Schools), Promissory Note  01/01-08/01        0-13.00%         1,025,748
      256,437  Mosaica Education, Inc. (ASI Texas LLC), Promissory Note      02/01-08/01        0-13.00%           256,437
                                                                                                              ------------
                                                                                                                 1,968,600

                      Internet Services - Business - 0.00%
      750,000  Killerbiz, Inc., Promissory Note                              12/99-08/00          8.00%                 --
      133,333  ReleaseNow, Inc., Promissory Note                              7/01-10/01         16.00%                 --
      133,333  ReleaseNow, Inc., Promissory Note                              8/01-10/01         16.00%                 --
                                                                                                              ------------
                                                                                                                        --

                       See Notes to Financial Statements.

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments (Unaudited)
--------------------------------------------------------------------------------

                                                                                                 July 31, 2002
                                                                              ------------------------------------------
  Principal                                                                   Acquisition        Coupon          Value
Amount/Shares                                                                   Date ##        Rate/Yield       (Note 1)
-------------                                                                 -----------      ----------       --------
                      Warrants - 0.45%
                        Internet Services - Business - 0.45%
       76,950  Curon Medical, Inc.                                               08/00                         $         --
      815,223  Marketfirst Software, Inc., Series E                           09/99-05/01                           517,648
      782,562  Marketfirst Software, Inc., Series F                           09/99-05/01                                --
                                                                                                               ------------
                                                                                                                    517,648
                     Total - Private Companies (Cost $60,595,260)                                                18,809,462
                                                                                                               ------------
               PUBLIC COMPANIES #, ** - 6.05%
                      Common Stock - 5.77%
                        Medical Devices - 4.71%
    1,467,482  Cardiac Science, Inc.                                             09/01                            3,366,928
      219,190  Cardiac Science, Inc. Escrow                                      09/01                              414,269
    2,381,088  Curon Medical, Inc.@                                              08/99                            1,659,618
                                                                                                               ------------
                                                                                                                   5,440,815
                      Media and Entertainment - 1.06%
      520,609  Cross Media Marketing Corp.                                       10/01                            1,223,431
                                                                                                               ------------


                      Promissory Notes - 0.28%
                        Medical Devices - 0.28%
      438,422  Cardiac Science, Inc., Bridge Notes Escrow                        09/01           10.00%             328,817
                                                                                                               ------------
                     Total - Public Companies (Cost $15,272,646)                                                  6,993,063
                                                                                                               ------------

                                        See Notes to Financial Statements.

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments (Unaudited) (continued)
--------------------------------------------------------------------------------

                                                                                             July 31, 2002
                                                                              -----------------------------------------
  Principal                                                                   Acquisition        Coupon          Value
Amount/Shares                                                                   Date ##        Rate/Yield       (Note 1)
-------------                                                                 -----------      ----------       --------
               INVESTMENT COMPANIES - 2.69%
    3,107,513  Dreyfus Government Cash Management Fund                                                       $  3,107,513
                                                                                                             ------------
               Cost ($3,107,513)

TOTAL INVESTMENTS (Cost $182,217,818*) - 99.43%                                                               114,966,395
OTHER ASSETS & LIABILITIES (NET) - 0.57%                                                                          662,394
                                                                                                            --------------
NET ASSETS - 100.00%                                                                                         $115,628,789
                                                                                                            ==============

*   Aggregate cost for federal tax and book purposes.

** Restricted as to public resale. Acquired between January 1, 1998 and July 31, 2002. Total cost of restricted securities at July 31, 2002 aggregated $124,543,946. Total market value of restricted securities owned at July 31, 2002 was $57,292,523 or 49.55% of net assets.

#   Non-income producing security.

##  Required disclosure for restricted securities only.

@ At July 31, 2002, the Company owned 5% or more of the company's outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at July 31, 2002 was $20,469,080.

                       See Notes to Financial Statements.

Excelsior Private Equity Fund II, Inc.
Statement of Assets and Liabilities (Unaudited)
--------------------------------------------------------------------------------

                                                           July 31, 2002         October 31, 2001
                                                           ---------------       ----------------
                                                            (Unaudited)
ASSETS:

Investment Securities, at Cost                               $ 182,217,818        $  166,466,755
                                                             =============        ==============
Investment Securities, at Value                              $ 114,966,395        $  129,498,052

Cash                                                                    --               351,782
Receivables:
   From Investment Adviser                                          65,429             7,723,112
   Interest                                                         91,855                19,731
   Incentive Fee Receivable                                      1,077,914                    --
   For Investments Sold                                                 --             3,920,263
Other Assets                                                        19,107               175,686
                                                             -------------         -------------
         Total Assets                                          116,220,700           141,688,626
                                                             -------------         -------------

LIABILITIES:

Managing Investment Advisory Fees Payable                          289,151                    --
Administration and Shareholder Servicing Fees Payable              105,862                28,999
Directors' Fees Payable                                             38,865                59,989
Accrued Expenses and Other Payables                                158,033               176,313
                                                             -------------         -------------
         Total Liabilities                                         591,911               265,301
                                                             -------------         -------------
NET ASSETS                                                   $ 115,628,789         $ 141,423,325
                                                             =============         =============
NET ASSETS consist of:

Undistributed Net Investment Income/(Loss)                   $  (3,809,557         $   2,230,182
Accumulated Net Realized Gain/(Loss) on Investments              4,674,533            (8,598,006)
Net Unrealized Depreciation on Investments                     (67,251,423           (36,968,703)
Allowance for Management Incentive Fee                            (278,457            (1,356,372)
Par Value                                                            1,957                 1,957
Paid in Capital in Excess of Par Value                         182,291,736           186,114,267
                                                             -------------         -------------
         Total Net Assets                                    $ 115,628,789         $ 141,423,325
                                                             =============         =============
Shares of Common Stock Outstanding                                 195,730               195,730
                                                             -------------         -------------
NET ASSET VALUE PER SHARE                                    $      590.76         $      722.54
                                                             =============         =============

                       See Notes to Financial Statements.

Excelsior Private Equity Fund II, Inc.
Statement of Operations (Unaudited)
--------------------------------------------------------------------------------
                                                   Nine Months Ended
                                                        July 31,
                                           ----------------------------------
                                                  2002               2001
                                           ---------------    ---------------
INVESTMENT INCOME:

Interest Income                              $  1,211,110     $    1,781,061
                                           ---------------    ---------------
         Total Income                           1,211,110          1,781,061
                                           ---------------    ---------------
EXPENSES:

Managing Investment Advisory Fees               1,022,816          2,035,901
Administrative Fees                               122,463             52,242
Custodial Fees                                      3,366             31,179
Legal Fees                                        103,267            164,548
Audit and Other Professional Service Fees          65,820             59,836
Directors' Fees and Expenses                       44,876             60,612
Shareholder Reports                                19,956             19,961
Insurance Expense                                  37,397             40,221
Miscellaneous Expense                               6,731              6,732
                                           ---------------    ---------------
         Total Expenses                         1,426,692          2,471,232

Fees Waived and Reimbursed by Adviser            (157,666)           (94,341)
                                           ---------------    ---------------
         Net Expenses                           1,269,026          2,376,891
                                           ---------------    ---------------
NET INVESTMENT LOSS                               (57,916)          (595,830)
                                           ---------------    ---------------
REALIZED AND UNREALIZED GAIN/(LOSS)
  ON INVESTMENTS:

Net Realized Gain /(Loss) on Security          13,272,539            (51,898)
  Transactions

Change in Unrealized Depreciation
  on Investments                              (30,282,720)      (117,089,784)
                                           ---------------    ---------------
NET REALIZED AND UNREALIZED
  LOSS ON INVESTMENTS                         (17,010,181)      (117,141,682)

Change in Management Incentive Fee              1,077,914         17,513,239
                                           ---------------    ---------------
NET DECREASE IN NET
  ASSETS RESULTING FROM OPERATIONS           $(15,990,183)    $ (100,224,273)
                                             ============     ==============

                       See Notes to Financial Statements.

                     Excelsior Private Equity Fund II, Inc.
Statement of Changes in Net Assets (Unaudited)
--------------------------------------------------------------------------------
                                                    Nine Months Ended
                                                         July 31,
                                         --------------------------------
                                             2002                2001
                                         -------------      -------------
OPERATIONS:

Net Investment Loss                      $     (57,916)     $    (595,830)
Net Realized Gain/Loss on Investments       13,272,539            (51,898)
Change in Unrealized Depreciation
  On Investments                           (30,282,720)      (117,089,784)
Change in Allowance for Management
  Incentive Fee                              1,077,914         17,513,239
                                         -------------      -------------
Net Decrease in Net Assets
  Resulting From Operations                (15,990,183)      (100,244,273)

DISTRIBUTIONS TO SHAREHOLDERS FROM:
Net Investment Income                       (5,981,822)                --
Return of Capital                           (3,822,531)                --
                                         -------------      -------------
  Total Distributions                       (9,804,353)                --

NET DECREASE IN NET ASSETS                 (25,794,536)      (100,224,273)

NET ASSETS:

Beginning of Period                        141,423,325        257,705,206
                                         -------------      -------------
End of Period                            $ 115,628,789      $ 157,480,933
                                         =============      =============


                       See Notes to Financial Statements.

Excelsior Private Equity Fund II, Inc.
Statement of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                         Nine Months Ended
                                                              July 31,
                                                    -----------------------------
                                                         2002              2001
                                                    ------------    -------------
CASH FLOWS FROM INVESTING
  AND OPERATING ACTIVITIES:

Proceeds from Sales of Investments                  $ 38,261,186    $   6,284,026
Purchases of Investments                              (5,168,544)     (15,849,217)
Net (Increase)/Decrease in Short Term Investments    (31,526,764)      13,953,466
Investment Income                                      1,138,986        1,210,510
Decrease in Receivable from Investment Adviser         7,657,683               --
Operating Expenses Paid                                 (909,976)      (5,600,959)
                                                    ------------    -------------
Net Cash Provided from/(Used for) Investing and
    Operating Activities                               9,452,571           (2,174)
                                                    ------------    -------------
CASH FLOWS FROM FINANCING
   ACTIVITIES:

Distributions Paid:
From Net Investment Income                            (5,981,822)              --
From Return of Capital                                (3,822,531)              --
                                                    ------------    -------------

Net Cash Used for Financing Activities                (9,804,353)              --
                                                    ------------    -------------
Net Decrease in Cash                                    (351,782)           2,174

CASH AT BEGINNING OF PERIOD                              351,782            2,174
                                                    ------------    --------------
CASH AT END OF PERIOD                               $         --    $           -
                                                    ============    =============

                       See Notes to Financial Statements.

Excelsior Private Equity Fund II, Inc.
Financial Highlights (Unaudited)
--------------------------------------------------------------------------------
Per Share Operating Performance: (1)

                                               July 31, 2002   October 31, 2001
                                               -------------   ----------------

NET ASSET VALUE, BEGINNING OF PERIOD              $ 722.54        $ 1,316.64

INCOME FROM INVESTMENT OPERATIONS:
Net Investment Loss                                  (0.30)            (9.30)
Net Realized and Unrealized Loss
   on Investments                                   (86.90)          (678.46)
Change in Allowance for Management
   Incentive Fee                                      5.51             93.66
                                                  --------        ----------
     Total from Investment Operations               (81.69)          (594.10)
                                                  --------        ----------
DISTRIBUTIONS:

From Investment Income                              (30.56)               --
Return of Capital                                   (19.53)               --
                                                  --------        ----------
     Total Distributions                            (50.09)               --
                                                  --------        ----------
NET ASSET VALUE, END OF PERIOD                    $ 590.76        $   722.54
                                                  ========        ==========
TOTAL NET ASSET VALUE RETURN (3)                    (11.31)%          (44.58)%
                                                  ========        ==========

Ratios and supplemental data:
Net Assets, End of Period (000's)                 $115,629       $   141,423
Ratios to Average Net Assets (2)
   Gross Expenses                                     1.45%             1.59%
   Net Expenses                                       1.29%             1.48%
   Net Investment Loss                               (0.06)%           (0.91)%
   Interest Expense                                    N/A               N/A
Portfolio Turnover (3)                                5.68%            11.00%
-----------------
(1) For a share outstanding throughout the period
(2) Annualized
(3) Non-annualized

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

     (a) Portfolio valuation:

          The Company values portfolio securities quarterly and at such other times as, in the Board of Directors' view, circumstances warrant. Investments in securities for which market quotations are readily available generally will be valued at the last sale price on the date of valuation or, if no sale occurred, at the mean of the latest bid and ask prices; provided that, as to such securities that may have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied. Securities for which no public market exists and other assets will be valued at fair value as determined in good faith by the Managing Investment Adviser (as defined below) or a committee of the Board of Directors under the supervision of the Board of Directors pursuant to certain valuation procedures summarized below. Securities having remaining maturities of 60 days or less are valued at amortized cost.

          The value for securities for which no public market exists is difficult to determine. Generally, such investments will be valued on a "going concern" basis without giving effect to any disposition costs. There is a range of values that is reasonable for such investments at any particular time. Initially, direct investments are valued based upon their original cost, until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct investments will be valued by the "private market" or "appraisal" method of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the company such as earnings, net worth, reliable private sale prices of the company's securities, the market prices for similar securities of comparable companies, an assessment of the company's future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Managing Investment Adviser or a committee of the Board of Directors and, in any event, not less frequently than quarterly. However, there can be no assurance that such values will represent the return that might ultimately be realized by the Company from the investments.

          At July 31, 2002, market quotations were not readily available for securities valued at $50,299,460. Such securities were valued by the Managing Investment Adviser under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

          Dividends from net investment income are declared and paid at least annually. Any net realized capital gains, unless offset by any available capital loss carryforwards, are distributed to shareholders at least annually. Dividends and distributions are determined in accordance with federal income tax regulations that may differ from generally accepted accounting principles. These "book/tax" differences are either considered temporary or permanent. To the extent these differences are permanent, such amounts are reclassified within the capital accounts based on their federal tax basis treatment; temporary differences do not require reclassification.

          The Company has an unused capital loss carryforward of $8,602,181 available for income tax purposes, to be applied against future net security profits, if any, realized after October 31, 2001. If not applied, the carryover expires in fiscal year 2009.

          At July 31, 2002, the tax basis of the Company's investments for federal income tax purposes amounted to $182,217,818. The net unrealized depreciation amounted to $67,251,423 which is comprised of gross unrealized appreciation of $5,869,612 and aggregate gross unrealized depreciation of $73,121,035.

     (e) Cash Equivalents

          The Company treats all highly-liquid financial instruments that mature within three months as cash equivalents.

Note 2 -- Investment Advisory Fee, Administration Fee and Related Party Transactions

     Pursuant to an Investment Management Agreement ("Agreement"), United States Trust Company of New York ("U.S. Trust NY") and U.S. Trust Company ("U.S. Trust") serve as the Managing Investment Adviser to the Company. Under the Agreement, for the services provided, the Managing Investment Adviser is entitled to receive a management fee at the annual rate of 1.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested or committed to be invested in portfolio companies or private funds and equal to an annual rate of 0.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested in short-term investments and are not committed to portfolio companies or private funds.

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

     Beginning January 1, 2002, PFPC, Inc. ("PFPC") began providing administrative and accounting services to the Company pursuant to an Administration and Accounting Services Agreement. Also beginning January 1, 2002, PFPC Trust Company began providing custodian services to the Company pursuant to a Custodian Services Agreement. Beginning February 1, 2002, PFPC began providing transfer agency services to the Company pursuant to a Transfer Agency Agreement. For the services provided to the Company by PFPC and its affiliates, PFPC is entitled to an annual fee of 0.02% of average net assets plus reimbursement of reasonable expenses, and a base fee, payable monthly.

     The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25% of the Company's net assets. This reimbursement amounted to $157,666 for the period ended July 31, 2002.

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

Note 3 -- Purchases and Sales of Securities

     Excluding short-term investments, the Company had $5,168,544 in purchases and $34,149,523 in sales of securities for the nine-month period ended July 31, 2002. Excluding short-term investments, the Company had $15,073,509 in purchases and $3,902,739 in sales of securities for the nine-month period ended July 31, 2001.

     At July 31, 2002, the Company had outstanding investment commitments totaling $6,486,642.

     The Company received distributions from private investment funds in the amount of $151,400 for the nine-month period ended July 31, 2002.

Note 4 -- Transactions with Affiliated Companies

     An affiliated company is a company in which the Company has ownership of at least 5% of the voting securities. Transactions with companies, which are or were affiliates are as follows:

                                                            Sale                   Realized     Value
Affiliate                                    Purchases   Proceeds     Interest   Gain (Loss)   (Note 1)
---------                                    ---------   --------     --------   -----------   --------
Cardiac Science, Inc.                         $     --  $16,130,238   $ 560,867  $ 5,217,892  $ 4,110,014
PowerSmart, Inc.                                    --   17,663,477       8,272    7,708,839    1,776,194
Captura Software, Inc., Series 3 Preferred     450,000           --          --           --      500,000
Reed Elsevier PLC (fka Classroom Connect,
   Inc.)                                            --      345,808          --      345,808      601,592
                                             ---------  -----------   ---------  -----------  -----------
Total                                         $450,000  $34,139,523   $ 569,139  $13,272,539  $ 6,987,800
                                             =========  ===========   =========  ===========  ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

Nine-month Period Ended July 31, 2002 as Compared to the Similar Period in 2001

     The Company's net asset value per common share was $592.18 at July 31, 2002, down $130.36 per share from the net asset value per common share of $722.54 at October 31, 2001. The decrease in net asset value was principally the result of the combined effect of decreases due to (i) a distribution of ordinary income in the amount of $5,981,822 on December 28, 2001, (ii) a return of capital distribution in the amount of $3,822,531 on January 7, 2002, and (iii) declines in the valuations of private investment funds and public company investments held by the Company. The declines were offset by realized gains of $5,217,893 from the sale of 2,697,528 shares of Cardiac Science, Inc. common stock as well as gains of $7,708,839 from the sale of PowerSmart, Inc. The Company's net asset value per common share was $804.58 at July 31, 2001, down $512.06 per share from the net asset value per common share of $1,316.64 at October 31, 2000.

Realized and Unrealized Gains and Losses from Portfolio Investments
-------------------------------------------------------------------

     For the nine-month periods ended July 31, 2002 and 2001, the Company had a net realized gain/(loss) on security transactions of $10,700,080 and ($51,898), respectively. For the nine-month periods ended July 31, 2002 and 2001, the Company had a net change in unrealized depreciation on investments of ($30,282,720) and ($117,089,784), respectively. The net realized gain for the period ended July 31, 2002 was primarily the result of the Company's sale of shares of common stock of Cardiac Science, Inc., as well as the Company's sale of PowerSmart, Inc., a private company investment. The change in unrealized depreciation for the period ended July 31, 2002 was principally the result of declines in the valuations of private investment funds and public company investments.

Investment Income and Expenses
------------------------------

     For the nine-month period ended July 31, 2002, the Company had investment income of $3,783,569 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser (as defined below), of $1,269,851, resulting in net investment gain of $2,513,718 as compared to interest income of $1,781,061 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $2,376,891, resulting in net investment loss of $595,830 for the nine-month period ended July 31, 2001. The primary reason for the increase in investment income was dividend income earned due to the sale of PowerSmart, Inc. as well as interest income received as part of the redemption of Cardiac Science, Inc. senior secured notes. These investment gains were offset by a decrease in interest income earned on short-term instruments due to lower short-term interest rates. The reduction in net operating expenses is principally attributable to lower management investment advisory fees due to a decrease in the value of assets under management.

     United States Trust Company of New York and U.S. Trust Company (together, the "Managing Investment Adviser") provide investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such management fee is determined and payable quarterly. For the nine-month periods ended July 31, 2002 and 2001, the Managing Investment Adviser earned $1,023,510 and $2,035,901 in management fees, respectively. In addition, for the nine-month periods ended July 31, 2002 and 2001, the change in allowance for the management incentive fee was $1,077,914 and $17,513,239 (both decreases in accumulated management incentive fees), respectively. This is primarily due to changes in cumulative net realized and unrealized gains and losses during these periods, which resulted in a payable by the Adviser to the Company of $1,356,372 at July 31, 2002. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amounts of $157,536 and $94,341 respectively, as a result of expenses incurred in excess of those permitted pursuant to the Company's prospectus.

Net Assets
----------

     At July 31, 2002, the Company's net assets were $115,906,422, a decrease of $25,516,903 from net assets of $141,423,325 at October 31, 2001 due to the combined effect of decreases due to (i) a distribution of ordinary income in the amount of $5,981,822 on December 28, 2001, (ii) a return of capital distribution in the amount of $3,822,531 on January 7, 2002, and (iii) declines in the valuations of private investment funds and public company investments held by the Company. The declines were offset by realized gains of $5,217,893 from the sale of 2,697,528 shares of Cardiac Science, Inc. common stock as well as gains of $7,708,839 from the sale of PowerSmart, Inc. The Company's net assets at July 31, 2001 were $157,480,933.

Liquidity and Capital Resources
------------------------------

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

     The Company made one follow-on investment during the nine-month period ended July 31, 2002, in the amount of $450,000, in Captura Software's round of Series 3 preferred stock financing.

     At July 31, 2002, the Company held $0 in cash and $114,966,395 in investments as compared to $351,782 in cash and $129,498,052 in investments at October 31, 2001. The change from October 31, 2001 was the result of decreases in the value of publicly traded holdings and declines in the value of private investment funds. At July 31, 2002, the Company held $57,673,872 in short-term investments as compared to $26,147,108 at October 31, 2001. The increase during the nine-month period is due to the sale of the Company's holdings in PowerSmart, Inc., the redemption of Cardiac Science, Inc. senior secured notes and accrued interest, and the sale of common shares of Cardiac Science, Inc. held in the Company's portfolio. In connection with the Company's commitments to private investment funds in the amount of $58,000,000 since inception, a total of $51,763,358 has been contributed by the Company through July 31, 2002.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

     A majority of the Company's investment portfolio consists of equity securities in private companies and private investment funds, representing 51.4% of the investment portfolio, which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk normally associated with public equity markets. Nevertheless, the Company is exposed to equity price risk through its investments in the equity securities of three public companies. At July 31, 2002, these publicly traded equity securities were valued at $6,664,246, representing 5.77% of the investment portfolio. Thus, there is exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, representing a decrease in the value of these securities of $720,357. At October 31, 2001, publicly traded equity securities were valued at $17,171,418 and there was exposure to equity price risk of $1,763,309 due to a hypothetical 10% decrease in the market prices of those securities. The decrease in market value during the period ended July 31, 2002 was principally the result of depreciation in the price of shares of Cardiac Science, Inc. (NASDAQ: DFIB), Cross Media Marketing Corp. (AMEX: XMM) and Curon Medical, Inc. (NASDAQ: CURN), each a publicly traded equity security.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EXCELSIOR PRIVATE EQUITY FUND II, INC.


Date:  September 13, 2002              By: /s/ David I. Fann
                                            ---------------------------
                                           David I. Fann
                                           Co-Chief Executive Officer

Date:  September 13, 2002              By: /s/ Douglas A. Lindgren
                                          -----------------------------
                                           Douglas A. Lindgren
                                           Co-Chief Executive Officer

Date:  September 13, 2002              By: /s/ Brian F. Schmidt
                                           ----------------------------
                                           Brian F. Schmidt
                                           Chief Financial Officer
                                           (Principal Financial Officer)


                                 CERTIFICATIONS


I, David I. Fann, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Excelsior Private Equity Fund II, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002

                                                  /s/ David I. Fann
                                           ------------------------------------
                                           Name:  David I. Fann
                                           Title:  Co-Chief Executive Officer

I, Douglas A. Lindgren, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Excelsior Private Equity Fund II, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002

                                                 /s/ Douglas A. Lindgren
                                           -------------------------------------
                                           Name:  Douglas A. Lindgren
                                           Title:  Co-Chief Executive Officer

I, Brian F. Schmidt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Excelsior Private Equity Fund II, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002

                                                /s/ Brian F. Schmidt
                                           -------------------------------------
                                           Name:  Brian F. Schmidt
                                           Title:  Chief Financial Officer
                                           (Principal Financial Officer)