Form 10-K
period 2002-10-30
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2003-01-29
CIK 1036052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended October 31, 2002

                                       OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______ to ______

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant's common stock is not listed on any exchange nor does it trade on any established securities market or other market.

As of December 31, 2002 there were 195,730 shares outstanding of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 21, 2003 are incorporated by reference into
Part III (Items 10, 11 and 12) to this Form 10-K.

                                TABLE OF CONTENTS

                                                                                       Form 10-K
                                                                                      Report Page
                                                                                      -----------

Item No.
--------
                                       PART I

     1.    Business                                                                        1
     2.    Properties                                                                      6
     3.    Legal Proceedings                                                               6
     4.    Submission of Matters to a Vote of Security Holders                             6

                                       PART II

     5.    Market for Registrant's Common Equity and Related Stockholder Matters           6
     6.    Selected Financial Data                                                         6
     7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                           6
     7A.   Quantitative and Qualitative Disclosures About Market Risk                      8
     8.    Financial Statements and Supplementary Data                                     9
     9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                                           22

                                       PART III

     10.   Directors and Executive Officers of the Registrant                             22
     11.   Executive Compensation                                                         22
     12.   Security Ownership of Certain Beneficial Owners and Management                 22
     13.   Certain Relationships and Related Transactions                                 22
     14.   Controls and Procedures                                                        22

                                       PART IV

     15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K               22

--------------------------------------------------------------------------------
                     FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company's prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. The Company's future results may differ materially from its historical results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers should also carefully review the risk factors described in the other documents the Company files, or has filed, from time to time with the Securities and Exchange Commission.
--------------------------------------------------------------------------------

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

     United States Trust Company of New York, acting through its registered investment advisory division, U.S. Trust-New York Fund Advisers Division, U.S. Trust Company, acting through its registered investment advisory division, U.S. Trust-Connecticut Fund Advisers Division, and U.S. Trust Company, N.A., acting through its registered investment advisory division, U.S. Trust-California Fund Advisers Division (each an "Investment Adviser" and together, the "Managing Investment Adviser" or "U.S. Trust") provide investment management services to the Company pursuant to a management agreement dated July 18, 2000 and an investment sub-advisory agreement dated December 21, 2001 (the "Management Agreement"). Each Investment Adviser is a subsidiary of U.S. Trust Corporation. On May 31, 2000, U.S. Trust Corporation became an indirect wholly owned subsidiary of The Charles Schwab Corporation. All officers of the Company are employees and/or officers of the Managing Investment Adviser. The Managing Investment Adviser is responsible for performing the management and administrative services necessary for the operation of the Company.

     Pursuant to a Registration Statement on Form N-2 (File No. 333-23811) which was declared effective on June 2, 1997, the Company publicly offered up to 200,000 shares of common stock at $1,000 per share. The Company held its initial and final closings on each of October 8, 1997 and November 19, 1997 representing over $155.5 million and $40.2 million, respectively. The Company sold a total of 195,730 shares in the public offering for gross proceeds totaling $195,730,000 (including one share purchased for $1,000 on March 20, 1997, by Douglas A. Lindgren, the Company's Co-Chief Executive Officer and Chief Investment Officer). Shares of the Company were made available through UST Financial Services Corp. (the "Selling Agent") to clients of U.S. Trust and its affiliates who met the Company's investor suitability standards.

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

Portfolio Investments

     As of October 31, 2002, the Company held in its portfolio six private companies, four public companies and fourteen private equity funds. The Company had a total value, defined as net asset value as of October 31, 2002 plus cumulative distributions, of $936.29 per share. The Company has distributed 64% of investors' original investment to date. During fiscal 2002 alone, the Company distributed $273.84 per share, or 27% of an initial investment.

     The following is a summary of the Company's investment portfolio over its life.

Investments Held-- Public

     . Cardiac Science, Inc. (NASDAQ:DFIB), Irvine, CA, develops, manufactures, and markets automatic external cardiac defibrillators, or AECDs, which are medical devices used for the treatment of cardiac arrest. The Fund invested $7.6 million in SurVivaLink, Inc., which merged with Cardiac Science in September 2001. As a result of the merger, the Fund received promissory notes in the principal amount of $6.4 million, 4.2 million shares of Cardiac Science common stock, and $2.5 million in cash. Cardiac Science closed at $1.90 per share on October 31, 2002, and the Fund's remaining holding is valued at $1.4 million. Thus far, the Fund's realized proceeds from this investment are $20.5 million, 2.7x the cost to Fund.

     . Concur Technologies, Inc. (NASDAQ: CNQR), Redmond, WA, develops and provides expense management software and service solutions for large companies. The Company's products significantly increase the efficiency and lower the cost of expense reports by providing a web-based software application that automates much of the process. The Fund originally invested $6.2 million in Captura Software, Inc. On July 31, 2002, Concur agreed to acquire Captura. The Fund received Concur stock as part of the transaction and in the process, realized a loss of $5.9 million. On October 31, 2002, the stock closed at $3.00 per share.

     . Curon Medical, Inc. (NASDAQ: CURN) (formerly known as Conway-Stuart Medical, Inc.) Sunnyvale, CA, develops and markets medical devices utilizing radio frequency for the treatment of gastrointestinal disorders. Curon's current products provide cost-effective procedures for the treatment of gastroesophageal reflux disease and fecal incontinence. Curon completed its initial public offering in September 2000. The Fund invested $6 million in Curon at an average cost of $2.63 per share and currently holds 2.3 million shares of common stock. On October 31, 2002, Curon closed at $0.65 per share.

     . Pivotal Corporation (NASDAQ: PVTL, TSX: PVT), Vancouver, British Columbia, provides a complete CRM software suite that includes capabilities in marketing, sales, service, contact centers, partner management and interactive selling. The Fund originally invested $9.7 million in MarketFirst Software, Inc., a company, which developed hosted e-marketing software and services targeting middle-market corporations. On October 3, 2002, MarketFirst was acquired by Pivotal. The Fund received 94,430 shares of Pivotal common stock as part of the transaction and in the process, realized a loss of $9.3 million. On October 31, 2002, the stock closed at $0.68 per share.

Investments Held -- Private

     . ClearOrbit, Inc. (formerly known as BPA Systems, Inc.), Austin, TX, extends enterprise value with proven software solutions that allow customers to fully leverage their investment in enterprise applications ClearOrbit products expand rather than duplicate functionality, eliminating inefficiencies in the supply chain. The Company was profiled as one of Deloitte & Touche's Texas Technology Fast 50 companies this year. The Fund invested $5 million in ClearOrbit and is held at cost.

     . Mosaica Education, Inc. (formerly known as Advantage Schools, Inc.), Boston, MA, is a for-profit provider of public school education management services. The Fund invested in Advantage Schools, Inc., which manages charter schools in troubled urban school districts in cooperation with local partners. The Fund invested $7 million in Advantage Schools. In August 2001, Mosaica Education, Inc. a privately held operator of charter schools acquired Advantage, forming Mosaica Advantage. The Company's schools are publicly-funded, receiving per-student capitalization rates generally consistent with those received by other schools in the district. The Fund received 75,059 shares of preferred stock in Mosaica Education, Inc. and promissory notes in the principal amount of $2 million from the acquisition of Advantage. As of October 31, 2002, the investment was valued at $5.5 million.

Investments Held -- Third-Party Investment Funds

     . Advanced Technology Ventures V, LP ("ATV") is an early-stage focused fund targeting information technology and health care markets. ATV has drawn all of the Fund's $3 million commitment. At October 31, 2002, the total value (fair market value plus distributions) of this investment was $2 million.

     . Brand Equity Ventures I, LP ("Brand Equity") is focused on investing broadly across the consumer sector, particularly in branded opportunities within e-commerce, retailing, and direct response markets. Brand Equity has drawn all of the Fund's $2.5 million commitment. At October 31, 2002, the total value (fair market value plus distributions) of this investment was $1.5 million.

     . Brentwood Associates III, LP ("Brentwood") is focused on middle-market buyouts and consolidations. Brentwood's strategy is to identify industries with consolidation characteristics, develop a strategy for implementation and recruit management to execute that strategy. Brentwood has drawn all of the Fund's $5 million commitment. At October 31, 2002, the total value (fair market value plus distributions) of this investment was $5.1 million.

     . Broadview Capital Partners, LP ("Broadview") is focused on buyouts, recapitalizations and growth financings within the technology sector. Broadview has drawn all of the Fund's $5 million commitment. At October 31, 2002, the total value (fair market value plus distributions) of this investment was $3.3 million.

     . Commonwealth Capital Ventures II, LP ("Commonwealth") invests in early to later-stage information technology companies in the New England region. Commonwealth maintains a particular focus on communications technology, Internet software and services, and e-commerce companies. Commonwealth has drawn all of the Fund's $4 million commitment. At October 31, 2002, the total value (fair market value plus distributions) of this investment was $3.6 million.

     . Communications Ventures III, LP ("CommVentures") targets early-stage companies exclusively in the communications sector. CommVentures has drawn all of the Fund's $5 million commitment. At October 31, 2002, the total value (fair market value plus distributions) of this investment was $1.7 million.

     . Friedman, Fleischer & Lowe, LP ("Friedman") is a fund focused exclusively on participation in middle-market buyouts. Friedman distributed a return of capital to the Fund in January 2001. Friedman has drawn all of the Fund's $5 million commitment. At October 31, 2002, the total value (fair market value plus distributions) of this investment was $4.4 million.

     . Mayfield X, LP ("Mayfield") invests in early-stage information technology and healthcare companies, primarily located in Silicon Valley. Mayfield has drawn all of the Fund's $5 million commitment. At October 31, 2002, the total value (fair market value plus distributions) of this investment was $1.6 million.

     . Mayfield X Annex, LP ("Annex Fund") invests follow-on capital in select Mayfield portfolio companies. The Annex Fund has drawn all of the Fund's $250,000 commitment. As of October 31, 2002, the total value (fair market value plus distributions) of this investment was $252,934.

     . Mid-Atlantic Venture Fund III, LP ("MAVF") invests in early and expansion-stage companies throughout the Mid-Atlantic region of the United States. MAVF has drawn all of the Fund's $5 million commitment. As of October 31, 2002, the total value (fair market value plus distributions) of this investment was $2.6 million.

     . Morgenthaler Venture Partners V, LP ("Morgenthaler") is primarily an early-stage venture fund, investing largely in information technology and healthcare companies but also invests in buyouts of basic businesses. Morgenthaler has drawn all of the Fund's $8 million commitment. As of October 31, 2002, the total value (fair market value plus distributions) of this investment was $6.2 million.

     . Quad-C Partners V, LP ("Quad C") is focused on taking controlling positions in leveraged acquisitions and recapitalizations of middle-market companies. Quad C has drawn all of the Fund's $5 million commitment. As of October 31, 2002, the total value (fair market value plus distributions) of this investment was $6.7 million.

     . Sevin Rosen Fund VI, LP ("Sevin Rosen") invests in early-stage technology companies, focusing specifically on companies in communications and eBusiness infrastructure and solutions, as well as those companies with Internet-enabled business models. Sevin Rosen has drawn all of the Fund's $2.5 million commitment. As of October 31, 2002, the total value (fair market value plus distributions) of this investment was $4.7 million.

     . Trinity Ventures VI, LP ("Trinity") is an early to later-stage fund, which invests in the software, communications and electronic commerce sectors. Trinity has drawn all of the Fund's $3 million commitment. As of October 31, 2002, the total value (fair market value plus distributions) of this investment was $1.7 million.

Investments Sold

     . Classroom Connect, Inc., Los Angeles, CA, is a provider of Internet-based educational products for students in kindergarten to eighth grade. The company's product and service offerings include proprietary instruction guides, teaching plans, seminars and unique Internet content. The company is targeting teachers and school districts wishing to incorporate the Internet into the classroom. In September 2001, Classroom Connect was acquired by Harcourt Education, Inc., a subsidiary of Reed Elsevier PLC. The Fund received proceeds of $8.1 million from the sale. In 2002, the Fund received an additional $1 million held in escrow. The Fund has received total proceeds equal to 100% of its invested capital.

     . LifeMinders, Inc., Herndon, VA is an online direct marketing company that provides personalized information and advertisements via e-mail to a community of members. The Fund invested $11.5 million in LifeMinders, Inc. In November 1999, LifeMinders completed its initial public offering. From May 2000 through October 2000, the Fund sold 735,000 shares of LifeMinders and realized proceeds of $25.2 million, 2.2x the cost to the Fund. LifeMinders merged with Cross Media Marketing Corp. (AMEX: XMM) in October 2001. As a result of the merger, the Fund received $3.9 million in cash and 520,539 shares of Cross Media common stock. During the year, the Fund sold its entire holding of Cross Media stock for $483,071. The Fund received a total of $30.5 million, or 2.6x the cost, from its investment in LifeMinders, Inc.

     . PowerSmart, Inc., Shelton, CT, is a provider of "smart" battery management products designed to maximize battery run-times and safety in laptop computers, cellular telephones and camcorders, as well as a variety of hand-held electronic devices. PowerSmart was formed as a spin-off of technology and related assets from Duracell. In May 2002, Microchip Technologies, Inc. (NASDAQ: MCHP), a fabless semiconductor company, acquired PowerSmart. The Fund received $16 million in cash at closing. An additional $1.8 million is being held in escrow on behalf of the Fund for 12 months. In the event there are no claims against it, the escrow will be released to the Fund. The value received was close to 2x the Fund's cost.

     . Softcom Microsystems, Inc., Fremont, CA, designs, develops and markets data acceleration products used in high-speed communications networks. Softcom's single-chip network accelerator solutions and integrated subsystems provide processing capabilities which help alleviate the "data bottleneck" at the point where baseband Local Area Network traffic moves onto a high-speed broadband Internet backbone. In August 1999, Softcom was sold to Intel for cash, and the Fund realized a 3.7x return on its $4.2 million investment.

     . WNP Communications, Inc., Reston, VA, acquired broadband spectrum covering 30 of the top 50 markets in the United States in the Local Multipoint Distribution Services auction conducted by the FCC in 1998. In May 1999, the company was acquired by NextLink, a leading wireless communication services provider, for cash and stock. The Fund has sold all of the NextLink stock received in exchange, realizing a 3.3x return on its $5.9 million investment.

Investments Written Off

     . Constellar Corporation, Redwood Shores, CA, was a provider of enterprise application integration software and services to large organizations in North America, Europe and Australia, was sold in an asset purchase transaction to the Data Mirror Group in September 2000. The purchase price was $15 million, which was used to satisfy the company's debts. Although the transaction calls for certain contingency payments to shareholders, the Fund's $7 million investment was written off.

     . ePod Corporation, New York, NY, provided and distributed e-commerce, content syndication and rich media advertising services to manufacturers, retailers, web publishers and content providers in the entertainment, retail and advertising industries. In March 2001, ePod filed for the Canadian equivalent of a Chapter 7 bankruptcy and the investment was written-off. The Fund received proceeds of $.7 million from the Company's liquidation in July 2001 and realized a loss of $1.4 million.

     . firstsource Corporation, Santa Ana, CA, was a provider of e-procurement infrastructure solutions for both buyers and sellers. In April 2001, the Company's asset-based lender pulled its credit facility, placing the Company in a significant capital crunch, which could not be overcome in a depressed fundraising environment. As a result, the Company's assets are in the process of being liquidated. The Fund's $12.7 million investment was written off.

     . KillerBiz, Inc., Santa Clara, CA was an online business-to-business marketplace and software solution connecting small businesses to suppliers of goods and services. In 2001, we determined that the KillerBiz business model was no longer viable and support for the Company ceased. The Fund's $.8 million investment was written off.

     . MySeasons.com, Inc., New York, NY, was a business-to-consumer and business-to-business Internet commerce site aimed at selling gardening and related horticultural products, as well as providing associated content to the gardening community. In February 2001, MySeasons.com merged with Foster & Gallagher, Inc., a direct to consumer marketer of horticulture products. In July 2001, Foster & Gallagher filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code and the Fund realized a loss of $2.0 million.

     . Managemark, Inc. (formerly known as On the Go Software, Inc.), Sunnyvale, CA was an Internet application software company focused on developing finance and administration software and services for small and middle-market firms. The company's bank foreclosed on its credit line when Managemark failed to raise additional capital. The assets were assigned to a liquidating agent in October 2000. Consequently the Fund did not receive any proceeds from the sale of the assets and realized a loss of $5.5 million.

     . Protogene Laboratories, Inc., Palo Alto, CA, was a developer and manufacturer of DNA gene chip technology used in molecular biology and genetic research. In 2001, Protogene could not raise additional capital. The company is in the process of selling its remaining assets and therefore, the Fund's $7.8 million investment has been written off.

     . ReleaseNow, Inc., Menlo Park, CA was an outsourced provider of e-commerce services for vendors and resellers of software and other digital goods. ReleaseNow provided software publishers, software resellers and content-driven web sites with technology and services to establish an Internet-based sales and distribution channel. In 2001, we determined that the ReleaseNow business model was no longer viable and support for the Company ceased. As a result, the Company's assets were assigned to a liquidating agent. The Fund's $8.0 million investment in ReleaseNow has been written off.

     . Zeus Wireless, Inc., Columbia, MD, built and marketed long-range frequency hopping radios for commercial and industrial facilities. The company utilized radio frequency technology as a substitute for wire with comparable range, reliability and security at a lower price while offering the flexibility associated with wireless solutions. Zeus Wireless could not raise additional capital in 2001 and has sold its assets. The Fund realized a loss of $5.0 million on this investment.

          For additional information concerning the Company's investments see the financial statements beginning on page 11 of this report.

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

Employees

          At October 31, 2002, the Company had no full-time employees. All personnel of the Company are employed by and compensated by the Managing Investment Adviser pursuant to the Management Agreement.

ITEM 2.  PROPERTIES.

     The Company does not own or lease any physical properties.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company has 200,000 authorized shares. As of December 31, 2002, 195,730 shares were issued and outstanding. There is no established public trading market for the Company's shares.

Dividends

     Fiscal Year Ended October 31, 2002. On December 28, 2001, the Company paid a dividend of $30.56 per share of ordinary income. On January 7, 2002, the Company paid a dividend of $19.53 per share of return of capital. On October 31, 2002, the Company paid a dividend of $223.75 per share of return of capital.

     Fiscal Year Ended October 31, 2001. There were no dividends paid during fiscal year 2001.

     For additional information concerning the payment of dividends, see "Significant Accounting Policies" in the notes to the financial statements of the Company included in Item 8 hereof.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information provided under Item 8 is incorporated herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     At October 31, 2002, the Company held $0 in cash and $54,747,094 in investments as compared to $351,782 in cash and $129,498,052 in investments at October 31, 2001. At October 31, 2002, investments included $31,923,122 in private investment funds, $10,506,335 in private companies, and $2,680,289 in public companies. With respect to short-term securities, the Company held $9,637,348 in U.S. Treasury bills, government agency obligations and the Dreyfus Government Cash Fund. As of October 31, 2002, the Company had committed $58,250,000 to private investment funds and has no remaining outstanding commitments. During fiscal 2002, the Company received proceeds totaling $40,060,602 from the sale of several public and private portfolio investments, including PowerSmart, Inc., Cardiac Science, Inc., and Cross Media Marketing Corp. The Company also received cash distributions from it private fund investments in the amount of $896,262. The Company paid a total of $53,598,940 or $273.84 per share to its shareholders during fiscal 2002.

Results of Operations

Investment Income and Expenses

     For the fiscal year ended October 31, 2002, the Company had investment income of $1,477,513 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $1,505,909, resulting in a net investment loss of ($28,396) as compared to investment income of $1,141,825 and net operating expenses of $2,961,970, resulting in a net investment loss of ($1,820,145) for the year ended October 31, 2001. For the fiscal year ended October 31, 2000, the Company had investment income of $4,202,089 and net operating expenses of

$4,663,686, resulting in a net investment loss of ($461,597). The reduced level of the Company's total income is due primarily to declining balances of interest-bearing short-term securities resulting from further investment in private investment funds and distributions to shareholders. Also, in general, since many of the investments have been either sold or written off in prior years, there is a trend toward a reduced level of proceeds from sales of securities that would result in reinvestment in interest-bearing investments and therefore, a decrease in interest income. In fiscal 2002, however, there was an increase in investment income over fiscal 2001 because the Company sold its investment in PowerSmart, Inc. as well as 3,428,449 shares of Cardiac Science, Inc. public stock and received redemption proceeds on its Cardiac Science, Inc. senior secured notes. The reinvestment of sales proceeds in interest-bearing securities, as well as interest earned on the senior secured notes, contributed to an increase in interest income over the previous year. The decrease in net operating expenses from fiscal year 2000 through fiscal year 2002 is primarily attributable to the decrease in managing investment adviser fees as a result of the decline in the net assets on which fees are charged.

     The Managing Investment Adviser provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. The management fee is determined and payable quarterly. For the fiscal years ended October 31, 2002, 2001 and 2000, the Managing Investment Adviser earned $1,214,443, $2,531,868 and $4,196,214 in management fees, respectively. During fiscal years 2002, 2001 and 2000, respectively, the Managing Investment Adviser reimbursed other operating expenses of the Company, in the amount of $243,246, $212,131, and $0, as a result of expenses incurred in excess of those permitted pursuant to the Company's prospectus. The decrease in the fees earned by the Managing Investment Adviser over time can be attributed to the decrease in the Company's net assets.

Net Assets

     For the fiscal year ended October 31, 2002, the Company's net assets were $57,683,842, a decline of ($83,739,483) from net assets of $141,423,325 at
October 31, 2001. The Company's net asset value per common share was $294.71 at October 31, 2002, down ($427.83) per share from the net asset value per common share of $722.54 at October 31, 2001. This decline stemmed from the Company's net decrease in net assets resulting from operations of ($153.99) per share as well as substantial distributions in the amount of ($273.84) per share paid to shareholders during the fiscal year. The Company's net asset value per common share was $722.54 at October 31, 2001, down ($594.10) per share from the net asset value per common share of $1,316.64 at October 31, 2000. This decrease was the result of the unrealized depreciation of a number of private and public companies and private investment funds.

     For the fiscal year ended October 31, 2002, the Company posted a net decrease in net assets resulting from operations of ($30,140,543) or ($153.99) per share and paid distributions to shareholders during the period totaling ($53,598,940) or ($273.84) per share. The net loss from operations was the result of several factors including: 1) net realized loss on portfolio transactions totaling ($9,382,815) or ($47.94) per share and 2) total net unrealized loss on portfolio investments in the amount of ($22,085,704) or ($112.84) per share. The largest decline in value from October 31, 2001 to October 31, 2002 was related to the Company's private investment funds, which comprised ($17,590,120) or 80% of the change in unrealized depreciation. The Company also had a net change in allowance for the management incentive fee of $1,356,372 or $6.93 per share, a reduction in accumulated management incentive fees payable to the Managing Investment Adviser, which offset the net realized and unrealized losses.

     For the fiscal year ended October 31, 2001, the Company had a net decrease in net assets resulting from operations of ($116,281,881) or ($594.10) per share. This is comprised of net investment loss totaling ($1,820,145) or ($9.30) per share, net realized and unrealized loss on investments of ($132,793,435) or ($678.46) per share, and a net change in allowance for the management incentive fee of $18,331,699 or $93.66 per share (a reduction in accumulated management incentive fees payable to the Managing Investment Adviser).

Realized and Unrealized Gains and Losses from Portfolio Investments

     For the fiscal year ended October 31, 2002, the Company had a ($31,468,519) net realized and unrealized loss from investments, comprised of a ($9,382,815) net realized loss on investments and a ($22,085,704) net change in unrealized depreciation of investments as compared to a ($132,793,435) net realized and unrealized loss from investments, comprised of a ($9,042,377) net realized loss on investments and a ($123,751,058) net change in unrealized depreciation on investments for the fiscal year ended October 31, 2001. For the fiscal year ended

October 31, 2000, the Company had an $85,407,625 net realized and unrealized gain from investments, comprised of a $31,080,775 net realized gain on investments and a $54,326,850 net change in unrealized appreciation. The net unrealized depreciation on investments for the fiscal year ended October 31, 2002 is primarily the result of depreciation on a number of the Company's private investment funds as well as write-downs taken during the year on MarketFirst Software, Inc. (aka Pivotal Corporation) and Captura Software, Inc. (aka Concur Technologies, Inc.). The net realized loss on investments for the fiscal year ended October 31, 2002 is the result of the sales/mergers of several companies collectively. The Company sold its shares in PowerSmart, Inc., a private company, and Cardiac Science, Inc., a public company, at a gain. On the other hand, the Company sold its shares in Cross Media Marketing Corp., a public company, at a loss and recorded realized losses on Concur Technologies, Inc. and Pivotal Corporation due to merger transactions. In general, the losses produced over the last two years have been the result of a very challenging economic and market environment where valuations across the industry, both in public and private equity, have declined and have had a negative impact on the Company's holdings.

Application of Critical Accounting Policies

     Under the supervision of the Company's Valuation and Audit Committees, consisting of the independent directors of the Company, the Investment Advisers make certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company's financial condition because in total, they currently represent 73.6% of the Company's net assets at October 31, 2002. During the fiscal year, changes to these estimates, i.e. changes in the valuations of private investments, resulted in a $28.3 million decrease in net asset value.

     The value for securities for which no public market exists is difficult to determine. Generally speaking, such investments will be valued on a "going concern" basis without giving effect to any disposition costs. There is a range of values that is reasonable for such investments at any particular time. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

     Initially, direct private company investments are valued based upon their original cost until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct private company investments will be valued by the "private market" or "appraisal" methods of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the company such as earnings, net worth, reliable private sale prices of the company's securities, the market prices for similar securities of comparable companies, an assessment of the company's future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Investment Adviser or a committee of the Board and, in any event, not less frequently than quarterly. However, there can be no assurance that such value will represent the return that might ultimately be realized by the Company from the investments.

     The valuation of the Company's private funds is based upon its pro-rata share of the value of the assets of a private fund as determined by such private fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company's investments in private funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Investment Advisers, the Investment Advisers, under supervision of the Board, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any.

     The Investment Advisers also make estimates regarding discounts on market prices of publicly traded securities where appropriate. For securities which have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The following discussion includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

Equity Price Risk

     A majority of the Company's investment portfolio consists of equity securities in private companies and private investment funds, representing 73.6% of the investment portfolio, which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk normally associated with public equity markets. Nevertheless, the

Company is exposed to equity price risk through its investments in the equity securities of four public companies, Cardiac Science, Inc. (NASDAQ: DFIB), Concur Technologies, Inc. (NASDAQ: CNQR), Curon Medical, Inc. (NASDAQ: CURN), and Pivotal Corporation (NASDAQ: PVTL, TSX: PVT). At October 31, 2002, these publicly traded equity securities were valued at $2,680,289, representing 4.7% of the investment portfolio. Thus, there is exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, representing a decrease in the value of these securities of $268,029. At October 31, 2001, publicly traded equity securities were valued at $17,171,418 and there was exposure to equity price risk of $1,717,142 due to a hypothetical 10% decrease in the market prices of those securities. The decrease in market value during the fiscal year ended October 31, 2002 was principally the result of depreciation in the price of shares of Cardiac Science, Inc. (NASDAQ: DFIB) and Curon Medical, Inc. (NASDAQ: CURN), each a publicly traded equity security. In addition, the Company sold 3,428,449 shares of Cardiac Science, Inc. and 520,609 shares of Cross Media Marketing Corp. during fiscal 2002.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Independent Auditors' Report

Portfolio of Investments at October 31, 2002

Statement of Assets and Liabilities at October 31, 2002 and October 31, 2001

Statement of Operations for the years ended October 31, 2002, October 31, 2001 and October 31, 2000

Statement of Changes in Net Assets for the years ended October 31, 2002, October 31, 2001 and October 31, 2000

Statement of Cash Flows for the years ended October 31, 2002, October 31, 2001 and October 31, 2000

Financial Highlights -- Selected Per Share Data and Ratios for the years ended October 31, 2002, October 31, 2001, October 31, 2000, October 31, 1999 and October 31, 1998

Notes to Financial Statements

Note - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders and Board of Directors
Excelsior Private Equity Fund II, Inc.

     We have audited the accompanying statements of assets and liabilities of Excelsior Private Equity Fund II, Inc. (the "Fund") as of October 31, 2002 and 2001, including the portfolio of investments at October 31, 2002, the related statements of operations, changes in net assets and cash flows for each of the three years then ended, and the financial highlights for each of five years then ended. These financial statements and financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. Our procedures included confirmation of securities owned as of October 31, 2002 and 2001 by correspondence with the custodian and brokers, or other appropriate auditing procedures where replies from brokers were not received. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Excelsior Private Equity Fund II, Inc. at October 31, 2002 and 2001, the results of its operations, its changes in net assets and its cash flows for the three years ended October 31, 2002, and the financial highlights for each of the five years ended October 31, 2002 in conformity with accounting principles generally accepted in the United States.

                              /s/ Ernst & Young LLP

New York, New York
December 17, 2002

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments at October 31, 2002

    Principal                                                                  Acquisition         Coupon        Value
  Amount/Shares                                                                   Date##         Rate/Yield    (Note 1)
  -------------                                                                   ------         ----------    --------
U.S. TREASURY AND GOVERNMENT AGENCY OBLIGATIONS -- 15.50%
  $6,700,000  U.S. Treasury Bills, 11/29/02 ...............................                         1.49%    $ 6,692,235
   2,000,000  Federal Home Loan Bank Discount Note, 11/13/02 ..............                         1.68%      1,998,880
     250,000  Federal National Mortgage Association Discount
              Note, 11/20/02 ..............................................                         1.69%        249,777
                                                                                                             -----------
              TOTAL U.S. TREASURY AND GOVERNMENT AGENCY OBLIGATIONS
              (Cost $8,940,892) ...........................................                                    8,940,892
                                                                                                             -----------

PRIVATE INVESTMENT FUNDS #, @ -- 55.34%
              Advanced Technology Ventures V, LP ..........................    09/98-10/02                     1,659,204
              Brand Equity Ventures I, LP .................................    03/98-10/01                       688,274
              Brentwood Associates III, LP ................................    06/99-10/02                     4,705,305
              Broadview Capital Partners, LP ..............................    04/99-10/02                     2,567,801
              Commonwealth Capital Ventures II, LLP .......................    01/99-10/02                     2,019,502
              Communications Ventures III, LP .............................    11/98-05/00                     1,352,438
              Friedman, Fleischer & Lowe, LLC, LP .........................    01/99-10/02                     4,084,947
              Mayfield X, LP ..............................................    06/99-05/02                     1,455,489
              Mayfield X, Annex ...........................................    07/02-10/02                       252,934
              Mid-Atlantic Venture Fund III, LP ...........................    04/98-02/01                     2,337,915
              Morgenthaler Venture Partners V, LP .........................    10/98-08/01                     3,598,085
              Quad-C Partners V, LP .......................................    04/98-10/02                     5,008,933
              Sevin Rosen Fund VI, LP .....................................    03/98-10/02                     1,166,614
              Trinity Ventures VI, LP .....................................    09/98-10/02                     1,025,681
                                                                                                             -----------
              TOTAL PRIVATE INVESTMENT FUNDS
              (Cost $55,078,679) ..........................................                                   31,923,122
                                                                                                             -----------

PRIVATE COMPANIES #, +, @ -- 18.21%
   Common and Preferred Stocks -- 14.80%
     Biotechnology -- 0.00%
   7,100,000  Protogene Laboratories, Inc., Preferred Series B ............    12/99-08/01                            --

     Educational Services -- 6.13%
      75,059  Mosaica Education, Inc., Preferred Series C. ................          08/01                     3,537,722
                                                                                                             -----------

     Internet Services -- Business -- 8.67%
   1,428,572  Clear Orbit, Inc. ...........................................          06/00                     5,000,013
   2,388,345  Firstsource Corp., Series A .................................          02/00                            --
   1,676,229  Release Software Corp., Series D. ...........................          06/98                            --
     115,000  ReleaseNow, Inc., Series E ..................................          07/99                            --
     100,000  ReleaseNow, Inc., Series F ..................................          12/00                            --
     176,000  ReleaseNow, Inc., Series G ..................................          12/00                            --
                                                                                                             -----------
                                                                                                               5,000,013
                                                                                                             -----------

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments at October 31, 2002--(continued)

      Principal                                                             Acquisition     Coupon         Value
  Amount/Shares                                                               Date##      Rate/Yield      (Note 1)
  --------------                                                              --------    ----------      --------
PRIVATE COMPANIES #, +, @ -- (continued)
   Promissory Notes -- 3.41%
     Biotechnology -- 0.00%
$  2,140,000    Protogene Laboratories, Inc., Convertible
                Promissory Notes .......................................    08/01-01/02         4.25%   $         --


     Educational Services -- 3.41%
     686,415    Mosaica Education, Inc. Bridge Notes ...................    02/01-08/01   0.00-13.00%        686,415
   1,025,748    Mosaica Education, Inc. (Advantage Schools)
                Promissory Note ........................................    02/01-08/01   0.00-13.00%      1,025,748
     256,437    Mosaica Education, Inc. (ASI Texas LLC)
                Promissory Note ........................................    02/01-08/01   0.00-13.00%        256,437
                                                                                                        ------------
                                                                                                           1,968,600

     Internet Services--Business--0.00%
     750,000    Killerbiz, Inc., Promissory Note .......................    12/99-08/00         8.00%             --
     133,333    ReleaseNow, Inc., Promissory Note ......................    07/01-10/01        16.00%             --
     133,333    ReleaseNow, Inc., Promissory Note ......................    08/01-10/01        16.00%             --
                                                                                                        ------------
                TOTAL PRIVATE COMPANIES
                (Cost $41,281,397) .....................................                                  10,506,335
                                                                                                        ------------

PUBLIC COMPANIES #, @ -- 4.65%
   Common Stock -- 4.65%
     Medical Devices -- 4.08%
     840,484    Cardiac Science, Inc. ..................................       09/01                       1,421,986
   2,381,088    Curon Medical, Inc. + ..................................       08/99                         928,624
                                                                                                        ------------
                                                                                                           2,350,610
     Internet Services--Business--0.57%
     161,751    Concur Technologies, Inc ...............................       10/02                         291,152
      73,278    Concur Technologies, Inc., Escrow ......................       10/02                              --
      94,430    Pivotal Corporation ....................................       10/02                          38,527
                                                                                                        ------------
                                                                                                             329,679

   Warrants -- 0.00%
     Medical Devices -- 0.00%
     76,950     Curon Medical, Inc. ....................................       08/00                              --
                                                                                                        ------------
                TOTAL PUBLIC COMPANIES
                (Cost $7,804,077) ......................................                                   2,680,289
                                                                                                        ------------

INVESTMENT COMPANIES -- 1.21%
     696,456    Dreyfus Government Cash Management Fund
                Institutional Shares (Cost $696,456) ...................                                     696,456
                                                                                                        ------------

TOTAL INVESTMENTS (Cost $113,801,501**) ................................                       94.91%     54,747,094
OTHER ASSETS & LIABILITIES (NET) .......................................                        5.09%      2,936,748
                                                                                              ------    ------------

NET ASSETS .............................................................                      100.00%   $ 57,683,842
                                                                                              ======    ============

**   Aggregate cost for federal tax and book purposes.
+ At October 31, 2002 the Fund owned 5% or more of the company's outstanding shares thereby making the Company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at October 31, 2002 was $11,434,959.
# Restricted as to public resale. Acquired between January 1, 1998 and October 31, 2002. Total cost of restricted securities at October 31, 2002 aggregated $104,164,153. Total market value of restricted securities owned at October 31, 2002 was $45,109,749 or 78.20% of net assets.
##   Required disclosure for restricted securities only.
@    Non-Income Producing Security.

                       See Notes to Financial Statements.

Excelsior Private Equity Fund II, Inc.
Statement of Assets and Liabilities

                                                                                      October 31,
                                                                          --------------------------------
                                                                                2002               2001
                                                                                ----               ----
   ASSETS:
     Investments, at value (Cost $113,801,501 and $166,466,755
     respectively) (Note 1) ........................................      $  54,747,094      $ 129,498,052
     Escrow receivable .............................................          1,817,148                 --
     Receivable for investments sold ...............................                 --          3,920,263
     Receivable from investment advisor ( Note 2) ..................          1,441,952          7,723,112
     Interest receivable ...........................................            109,702             19,731
     Cash ..........................................................                 --            351,782
     Other assets ..................................................             52,616            175,686
                                                                          -------------      -------------
       Total Assets ................................................         58,168,512        141,688,626

   LIABILITIES:
     Management fees payable (Note 2) ..............................            191,628                 --
     Professional fees payable .....................................            140,000            126,521
     Directors' fees payable (Note 2) ..............................             60,000             59,989
     Administration fees payable (Note 2) ..........................             30,314             28,999
     Accrued expenses and other payables ...........................             62,728             49,792
                                                                          -------------      -------------
       Total Liabilities ...........................................            484,670            265,301
                                                                          -------------      -------------

   NET ASSETS ......................................................      $  57,683,842      $ 141,423,325
                                                                          =============      =============

   NET ASSETS consist of:
     Undistributed net investment income ...........................      $          --      $   2,230,182
     Accumulated net realized (loss) on investments ................        (22,504,599)        (8,598,006)
     Net unrealized (depreciation) on investments ..................        (59,054,407)       (36,968,703)
     Allowance for management incentive fee ........................                 --         (1,356,372)
     Par value .....................................................              1,957              1,957
     Paid-in capital in excess of par value ........................        139,240,891        186,114,267
                                                                          -------------      -------------

   Total Net Assets ................................................      $  57,683,842      $ 141,423,325
                                                                          =============      =============
       Shares of Common Stock Outstanding ($0.01 par
         value, 200,000 authorized) ................................            195,730            195,730

   NET ASSET VALUE PER SHARE .......................................      $      294.71      $      722.54
                                                                          =============      =============

                       See Notes to Financial Statements.

Excelsior Private Equity Fund II, Inc.
Statement of Operations

                                                                         Year Ended October 31,
                                                             ---------------------------------------------
                                                                   2002           2001           2000
                                                                   ----           ----           ----
INVESTMENT INCOME:
  Interest income ..........................................  $   1,403,448  $   1,141,825  $   4,202,089
  Dividend income ..........................................         74,065             --             --
                                                              -------------  -------------  -------------
   Total Income ............................................      1,477,513      1,141,825      4,202,089

EXPENSES:
  Managing investment adviser fees (Note 2) ................      1,214,443      2,531,868      4,196,214
  Administration fees (Note 2) .............................        163,130         58,000         58,000
  Legal fees ...............................................        142,176        277,000        128,390
  Audit fees ...............................................         72,106         88,000         44,200
  Directors' fees and expenses (Note 2) ....................         66,011         82,000         66,689
  Printing fees ............................................         26,680         26,680          8,570
  Interest expense .........................................          4,675             --             --
  Miscellaneous expenses ...................................         59,934        110,553        161,623
                                                              -------------  -------------  -------------

   Total Expenses ..........................................      1,749,155      3,174,101      4,663,686
                                                              -------------  -------------  -------------
  Expenses reimbursed by managing investment adviser
   (Note 2) ................................................       (243,246)      (212,131)            --
                                                              -------------  -------------  -------------

   Net Expenses ............................................      1,505,909      2,961,970      4,663,686
                                                              -------------  -------------  -------------

NET INVESTMENT (LOSS) ......................................        (28,396)    (1,820,145)      (461,597)
                                                              -------------  -------------  -------------

NET REALIZED AND UNREALIZED GAIN (LOSS)
 ON INVESTMENTS: (Note 1)
  Net realized gain (loss) on investments ..................     (9,382,815)    (9,042,377)    31,080,775
  Net change in unrealized appreciation (depreciation) on
   investments .............................................    (22,085,704)  (123,751,058)    54,326,850
                                                              -------------  -------------  -------------

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS .....    (31,468,519)  (132,793,435)    85,407,625
                                                              -------------  -------------  -------------
  Net change in allowance for management incentive fee .....      1,356,372     18,331,699     (8,936,514)
                                                              -------------  -------------  -------------

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM
  OPERATIONS ...............................................  $ (30,140,543) $(116,281,881) $  76,009,514
                                                              =============  =============  =============

                       See Notes to Financial Statements.

Excelsior Private Equity Fund II, Inc.
Statement of Changes in Net Assets

                                                                                             Year Ended October 31,
                                                                             ------------------------------------------------------
                                                                                   2002                2001                2000
                                                                                   ----                ----                ----
   OPERATIONS:
     Net investment (loss) .............................................     $     (28,396)      $  (1,820,145)      $    (461,597)
     Net realized gain (loss) on investments ...........................        (9,382,815)         (9,042,377)         31,080,775
     Net change in unrealized appreciation (depreciation)
          on investments ...............................................       (22,085,704)       (123,751,058)         54,326,850
     Net change in allowance for management incentive fee ..............         1,356,372          18,331,699          (8,936,514)
                                                                             -------------       -------------       -------------
      Net increase (decrease) in net assets resulting from
       operations ......................................................       (30,140,543)       (116,281,881)         76,009,514

   DISTRIBUTIONS TO SHAREHOLDERS FROM:
     Net investment income .............................................        (1,596,637)                 --                  --
     In excess of net investment income ................................        (4,385,185)                 --                  --
     Net realized gain .................................................                --                  --         (52,919,404)
     Paid-in capital ...................................................       (47,617,118)                 --         (10,491,818)
                                                                             -------------       -------------       -------------
       Total distributions .............................................       (53,598,940)                 --         (63,411,222)
                                                                             -------------       -------------       -------------

   Net increase (decrease) in net assets ...............................       (83,739,483)       (116,281,881)         12,598,292

   NET ASSETS:
     Beginning of year .................................................       141,423,325         257,705,206         245,106,914
                                                                             -------------       -------------       -------------
     End of year (including undistributed net investment income of
       $0, $2,230,182, and $1,304,582 respectively) ....................     $  57,683,842       $ 141,423,325       $ 257,705,206
                                                                             =============       =============       =============

                        See Notes to Financial Statement.

Excelsior Private Equity Fund II, Inc.
Statement of Cash Flows


                                                                                             Year Ended October 31,
                                                                                ------------------------------------------------
                                                                                    2002              2001            2000
                                                                                    ----              ----            ----
      CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Increase (Decrease) in Net Assets Resulting from
        Operations .......................................................      $(30,140,543)   $ (116,281,881)    $ 76,009,514
      Adjustments to reconcile net increase (decrease) in net
      assets resulting from operations to net cash provided by
      operating activities:
        Change in unrealized depreciation (appreciation) on
        investments ......................................................        22,085,704       123,751,058      (54,326,850)
        Proceeds from sales of investments ...............................        43,706,387        31,635,084       34,368,859
        Net realized loss (gain) on investments ..........................         9,382,815         9,042,377      (31,080,775)
        Purchases of investments .........................................       (16,933,708)      (29,946,437)     (60,621,658)
        Change in short-term investments .................................        16,509,760         7,903,391       94,485,198
        Increase in escrow receivable ....................................        (1,817,148)               --               --
        Decrease (increase) in receivable for investments sold ...........         3,920,263        (1,897,981         (316,373)
        Decrease (increase) in receivable from investment adviser ........         6,281,160        (7,723,112)              --
        Increase (decrease) in interest receivable .......................           (89,971)           83,322          138,769
        Decrease (increase) other assets .................................           123,070           (16,560)        (130,857)
        Increase (decrease) in expenses payable ..........................           219,369       (16,199,653)       4,887,433
                                                                                ------------    --------------     ------------
        Net cash provided by operating activities ........................        53,247,158           349,608       63,413,260
                                                                                ------------    --------------     ------------

      CASH FLOWS FROM FINANCING ACTIVITIES:
        Distribution to shareholders .....................................       (53,598,940)               --      (63,411,222)
                                                                                ------------    --------------     ------------
        Net cash used by financing activities ............................       (53,598,940)               --      (63,411,222)
                                                                                ------------    --------------     ------------

        Net increase (decrease) in cash ..................................          (351,782)          349,608            2,038

      Cash at beginning of year ..........................................           351,782             2,174              136
                                                                                ------------    --------------     ------------
      Cash at end of year ................................................      $         --    $      351,782     $      2,174
                                                                                ============    ==============     ============

      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the year for interest .............................      $      4,675    $           --     $         --
                                                                                ============    ==============     ============


                       See Notes to Financial Statements.

Excelsior Private Equity Fund II, Inc.
Financial Highlights -- Selected Per Share Data and Ratios

For a share outstanding throughout each period

                                                                                       Year Ended October 31,
                                                                 ----------------------------------------------------------------
                                                                    2002          2001         2000        1999         1998
                                                                    ----          ----         ----        ----         ----
   NET ASSET VALUE, BEGINNING OF PERIOD .....................    $  722.54    $ 1,316.64   $  1,252.27  $ 1,033.37  $  1,003.46
                                                                 ---------    ----------   -----------  ----------  -----------

   INCOME FROM INVESTMENT
   OPERATIONS
     Net Investment Income (Loss) ...........................        (0.15)        (9.30)        (2.36)      21.29        41.84
     Net Realized and Unrealized Gain (Loss) on
      Investments ...........................................      (160.77)      (678.46)       436.36      291.72        (1.78)
     Net Change in Allowance for Management
      Incentive fee .........................................         6.93         93.66        (45.66)     (54.93)          --
                                                                 ---------    ----------   -----------  ----------  -----------

       Total From Investment Operations .....................      (153.99)      (594.10)       388.34      258.08        40.06
                                                                 ---------    ----------   -----------  ----------  -----------

   DISTRIBUTIONS
     Net Investment Income ..................................        (8.16)           --            --      (39.18)      (10.15)
     In Excess of Net Investment Income .....................       (22.40)           --            --          --           --
     Net Realized Gain ......................................           --            --       (270.37)         --           --
     Paid-in Capital ........................................      (243.28)                     (53.60)         --           --
                                                                 ---------    ----------   -----------  ----------  -----------
       Total Distributions ..................................      (273.84)           --       (323.97)     (39.18)      (10.15)
                                                                 -----=---    ----------   -----------  ----------  -----------

   NET ASSET VALUE, END OF PERIOD ...........................    $  294.71    $   722.54   $  1,316.64  $ 1,252.27  $  1,033.37
                                                                 =========    ==========   ===========  ==========  ===========

   TOTAL NET ASSET VALUE RETURN+ ............................       (21.31)%      (44.58)%       35.89%      25.94%        4.04%
                                                                 =========    ==========   ===========  ==========  ===========

   RATIOS AND SUPPLEMENTAL DATA
     Net Assets, End of Period (Thousands) ..................    $  57,684    $  141,423   $   257,705  $  245,107  $   202,261
     Ratio of Net Operating Expenses to Average
      Net Assets ............................................         1.29%         1.48%         1.55%       1.26%        0.87%
     Ratio of Gross Operating Expenses to
      Average Net Assets++ ..................................         1.50%         1.59%         1.55%       1.26%        0.87%
     Ratio of Net Investment Income (Loss) to
      Average Net Assets ....................................        (0.02)%       (0.91)%       (0.15)%      1.86%        4.05%
     Portfolio Turnover Rate ................................           21%           11%           14%         40%           0%

+ Total investment return based on per share net asset value reflects the effects of changes in net asset value based on the performance of the Fund during the period, and assumes dividends and distributions, if any, were reinvested. The Fund's shares were issued in a private placement and are not traded. Therefore market value total investment return is not calculated.
++ Expense ratio before waiver of fees and reimbursement of expenses by adviser.

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

     (a) Portfolio valuation:

          The Company values portfolio securities quarterly and at such other times as, in the Board of Directors' view, circumstances warrant. Investments in securities for which market quotations are readily available generally will be valued at the last sale price on the date of valuation or, if no sale occurred, at the mean of the latest bid and ask prices; provided that, as to such securities that may have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied. Securities for which no public market exists and other assets will be valued at fair value as determined in good faith by the Managing Investment Adviser (as defined below) or a committee of the Board of Directors under the supervision of the Board of Directors pursuant to certain valuation procedures summarized below. Securities having remaining maturities of 60 days or less are valued at amortized cost, which approximates market value.

          The value for securities for which no public market exists is difficult to determine. Generally, such investments will be valued on a "going concern" basis without giving effect to any disposition costs. There is a range of values that is reasonable for such investments at any particular time. Initially, direct investments are valued based upon their original cost, until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct investments will be valued by the "private market" or "appraisal" methods of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the company such as earnings, net worth, reliable private sale prices of the company's securities, the market prices for similar securities of comparable companies, an assessment of the company's future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Managing Investment Adviser or a committee of the Board of Directors and, in any event, not less frequently than quarterly. However, there can be no assurance that such values will represent the return that might ultimately be realized by the Company from the investments.

          At October 31, 2002 and October 31, 2001, market quotations were not readily available for securities valued at $42,429,457 or 73.6% of net assets and $79,177,423 or 55.9% of net assets, respectively. Such securities were valued by the Managing Investment Adviser under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

          The Company has unused capital loss carryforwards of approximately $22,323,602 available for income tax purposes, to be applied against future net security profits, if any, realized after October 31, 2002. If not applied, $8,602,181 of the carryover will expire in 2009 and $13,721,421 will expire in 2010.

          The tax character of distributions paid may differ from the character of distributions shown on the statement of changes in net assets due to tax treatment of certain distributions. The tax character of distributions paid during the fiscal years ended October 31, 2002 and 2001 were as follows:

                                                    Year Ended October 31,
                                              ---------------------------------
                                                   2002               2001
                                              -------------       -------------
Net Investment Income                         $   5,981,822       $          --
Return of Capital                                47,617,118                  --
                                              -------------       -------------
Total                                         $  53,598,940       $          --
                                              -------------       -------------

          At October 31, 2002, the tax basis of the Company's investments for federal income tax purposes amounted to $113,801,501. The net unrealized depreciation amounted to $59,054,407, which is comprised of gross unrealized appreciation of $1,142,387 and aggregate gross unrealized depreciation of $60,196,794.

     (e) Cash Equivalents

          The Company treats all highly liquid financial instruments that mature within three months as cash equivalents.

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

     In addition to the management fee, the Company has agreed to pay the Managing Investment Adviser an incentive fee in an amount equal to 20% of the cumulative realized capital gains (net of realized capital losses and unrealized net capital depreciation) on investments other than Private Funds, less the aggregate amount of incentive fee payments in prior years. If the amount of the incentive fee in any year is a negative number, or cumulative net realized gains less net unrealized capital depreciation at the end of any year is less than such amount calculated at the end of the previous year, the Managing Investment Adviser will be required to repay the Company all or a portion of the incentive fee previously paid. As of October 31, 2002, $1,356,372 has been paid to and is subject to potential repayment by the Managing Investment Adviser.

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

     Beginning January 1, 2002, PFPC, Inc. ("PFPC") began providing administrative and accounting services to the Company pursuant to an Administration and Accounting Services Agreement. Also beginning January 1, 2002, PFPC Trust Company began providing custodian services to the Company pursuant to a Custodian Services Agreement. Beginning February 1, 2002, PFPC began providing transfer agency services to the Company pursuant to a Transfer Agency Agreement. Prior to these dates administration, accounting, custody and transfer agent services were provided by J.P. Morgan Investor Services, Co. and JPMorgan Chase Bank. For the services provided to the Company by PFPC and its affiliates, PFPC is entitled to an annual fee of 0.02% of average net assets plus reimbursement of reasonable expenses, and a base fee, payable monthly.

     The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25% of the Company's net assets. This reimbursement amounted to $243,246 for the year ended October 31, 2002.

     Each director of the Company receives an annual fee of $15,000, and is reimbursed for expenses incurred for attending meetings. No person who is an officer, director or employee of the Managing Investment Adviser, or U.S. Trust Corporation or its subsidiaries, who serves as an officer, director or employee of the Company receives any compensation from the Company.

3.  Purchases and Sales of Securities

     Excluding short-term investments, the Fund's purchases and sales of securities for the years ended October 31, 2002, October 31, 2001, and October 31, 2000 were as follows:

             Year Ended
             October 31,              Purchases ($)               Sales ($)
             -----------              -------------               ---------

                 2002                   16,933,708               43,706,387
                 2001                   18,570,218               31,635,084
                 2000                   60,066,932               34,368,859

     Sales of securities includes distributions received from private investment funds.

Note 4 -- Transactions with Affiliated Companies

     An affiliated company is a company in which the Company has ownership of at least 5% of the voting securities. Transactions with companies, which are or were affiliates are as follows:

                                                               For the Year Ended October 31, 2002
                                                      --------------------------------------------------------
                                       October 31,                   Sale/Merger                    Realized        Cumulative
Affiliate                              2001 Value      Purchases       Proceeds       Interest     Gain (Loss)    Value (Note 1)
---------------------------------      -----------    -----------    -----------    -----------    -----------    --------------
Cardiac Science, Inc.                  $16,183,451    $        --    $17,738,849    $   560,867    $ 5,207,589     $ 1,421,986
PowerSmart, Inc.                        16,999,155             --     17,663,477          8,272      7,708,839       1,776,194*
Captura Software, Inc.                   4,912,358        450,000        440,479             --     (5,799,560)             --
Mosaica Education, Inc.                  5,523,465             --             --        106,041             --       5,506,322
MarketFirst Software, Inc.               5,425,381             --         42,493             --     (9,255,036)             --
Reed Elsevier PLC (fake
   Classroom Connect, Inc.)                947,400             --        954,529             --        954,529              --
                                       -----------    -----------    -----------    -----------    -----------     -----------

Total                                  $49,991,210    $   450,000    $36,839,827    $   675,180    $(1,183,639)    $ 8,704,502
                                       ===========    ===========    ===========    ===========    ===========     ===========

-----------------
*Escrow receivable

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth under the headings "Election of Directors" and "Additional Information--Officers" appearing in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on March 21, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 2002, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information set forth under the captions "Election of Directors" and "Additional Information--Officers" in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on March 21, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 2002, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on March 21, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 2002, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

ITEM 14.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. The Company's principal executive officers and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on January 28, 2003, have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

     (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. Accordingly, no corrective actions were required or undertaken.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  1.   Financial Statements

          The financial statements listed in Item 8, "Financial Statements and Supplementary Data," beginning on page 10 are filed as part of this report.

     2.   Financial Statement Schedules

          The financial statement schedules listed in Item 8, "Financial Statements and Supplementary Data," beginning on page 10 are filed as part of this report.

     3.  Exhibits

     Exhibit
     Number         Description
     ------         -----------

     (3)(i)         Articles of Incorporation of the Company/1/

     (3)(ii)        By-Laws of the Company/1/

     (10.1)         Form of Management Agreement/2/

     (10.2)         Form of Transfer Agency and Custody Agreement/3/

     (10.3) Investment Sub-Advisory Agreement dated as of December 21, 2001, among the Company, United States Trust Company of New York, U.S. Trust Company and U.S. Trust Company, N.A./4/

     (10.4) Administration and Accounting Services Agreement dated January 1, 2002, between the Company and PFPC Inc./4/

     (10.5) Custodian Services Agreement dated January 1, 2002, between the Company and PFPC Trust Company./4/

     (10.6) Transfer Agency Services Agreement dated February 1, 2002, between the Company and PFPC Inc./4/

     (23)           Consent of Independent Auditors

     (99.1) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     None.







/1/ Incorporated by reference to the Company's Registration Statement on Form N-2, (File No. 333-23811), filed with the Securities Exchange Commission on March 24, 1997.

/2/ Incorporated by reference to the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on May 25, 2000.

/3/ Incorporated by reference to the Company's Registration Statement on Form N-2/A (File No. 333-23811), filed with the Securities and Exchange Commission on May 13, 1997.

/4/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on March 18, 2002.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                EXCELSIOR PRIVATE EQUITY FUND II, INC.

Date:  January 29, 2003         By: /s/ DAVID I. FANN
                                   -------------------------------------
                                David I. Fann, President and Co-Chief Executive
                                Officer
                                (principal executive officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        Signature                                Title                                Date
/s/ DAVID I. FANN             President and Co-Chief Executive Officer          January 29, 2003
--------------------------    (principal executive officer)
David I. Fann


/s/ DOUGLAS A. LINDGREN       Co-Chief Executive Officer and
--------------------------    Chief Investment Officer                          January 29, 2003
Douglas A. Lindgren           (principal executive officer)


/s/ BRIAN F. SCHMIDT          Chief Financial Officer                           January 29, 2003
--------------------------    (principal financial and accounting officer)
Brian F. Schmidt


/s/ JOHN C. HOVER II          Chairman of the Board and Director                January 29, 2003
--------------------------
John C. Hover II


/s/ GENE M. BERNSTEIN         Director                                          January 29, 2003
--------------------------
Gene M. Bernstein


/s/ STEPHEN V. MURPHY         Director                                          January 29, 2003
--------------------------
Stephen V. Murphy


/s/ VICTOR F. IMBIMBO, JR.    Director                                          January 29, 2003
--------------------------
Victor F. Imbimbo, Jr.

                   CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

I, David I. Fann, certify that:

1. I have reviewed this annual report on Form 10-K of Excelsior Private Equity Fund II, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003

/s/ David I. Fann
---------------------
David I. Fann, Co-Chief Executive Officer

                   CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

I, Douglas A. Lindgren, certify that:

1. I have reviewed this annual report on Form 10-K of Excelsior Private Equity Fund II, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003

/s/ Douglas A. Lindgren
---------------------------
Douglas A. Lindgren, Co-Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Brian F. Schmidt, certify that:

1. I have reviewed this annual report on Form 10-K of Excelsior Private Equity Fund II, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003

/s/ Brian F. Schmidt
-------------------------
Brian F. Schmidt, Chief Financial Officer