Form 10-Q
period 2003-01-31
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2003-03-17
CIK 1036052

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   ----------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

 For the quarterly period ended January 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

 For the transition period from _______________ to _______________

                        Commission file number 000-22277

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     As of March 1, 2003, there were 195,730 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

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

            INDEX                                                                                   PAGE NO.
            -----                                                                                   --------
 PART I.    FINANCIAL INFORMATION

  Item 1.   Financial Statements.                                                                          1

            Portfolio of Investments as of January 31, 2003.                                               1

            Statement of Assets and Liabilities at January 31, 2003 and October 31, 2002.                  4

            Statement of  Operations  for the  three-month  periods ended January 31, 2003 and
            January 31, 2002.                                                                              5

            Statement of Changes in Net Assets for the three-month periods ended January 31,
            2003 and January 31, 2002.                                                                     6

            Statement of Cash Flows for the three-month periods ended January 31, 2003 and
            January 31, 2002.                                                                              7

            Financial Highlights at January 31, 2003 and January 31, 2002.                                 8

            Notes to Financial Statements.                                                                 9

  Item 2.   Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results of
            Operations.                                                                                   12

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk.                                   14

  Item 4.   Controls and Procedures.                                                                      14


 PART II.   OTHER INFORMATION

  Item 1.   Legal Proceedings.                                                                            14

  Item 2.   Changes in Securities and Use of Proceeds.                                                    14

  Item 3.   Defaults Upon Senior Securities.                                                              15

  Item 4.   Submission of Matters to a Vote of Security Holders.                                          15

  Item 5.   Other Information.                                                                            15

  Item 6.   Exhibits and Reports on Form 8-K.                                                             15


 SIGNATURES                                                                                               16

 CERTIFICATIONS                                                                                           16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EXCELSIOR PRIVATE EQUITY FUND II, INC.
PORTFOLIO OF INVESTMENTS (UNAUDITED)

                                             JANUARY 31, 2003
                                        ---------------------------
PORTFOLIO STRUCTURE

 SHORT-TERM INVESTMENTS:

  AGENCY OBLIGATIONS                    $ 10,574,056          18.13%

  INVESTMENT COMPANIES                     1,887,983           3.24%

 PRIVATE INVESTMENT FUNDS                 31,814,768          54.56%

 PORTFOLIO COMPANIES                      12,263,035          21.03%

                                        ------------     ----------

 TOTAL INVESTMENTS                        56,539,842          96.96%
 OTHER ASSETS & LIABILITIES (NET)          1,769,919           3.04%
                                        ------------     ----------

 NET ASSETS                             $ 58,309,761         100.00%
                                        ============     ==========

           Notes to Financial Statements are an integral part of these
                             Financial Statements.

EXCELSIOR PRIVATE EQUITY FUND II, INC.
PORTFOLIO OF INVESTMENTS (UNAUDITED)

                                                                                             JANUARY 31, 2003
                                                                                        ------------------------------
   PRINCIPAL                                                              ACQUISITION     COUPON           VALUE
 AMOUNT/SHARES                                                              DATE ##     RATE/YIELD        (NOTE 1)
 -------------                                                            -----------   ----------    ---------------
                 AGENCY OBLIGATIONS - 18.13%
 $   7,600,000   Federal Home Loan Bank Discount Note, 2/04/03                                1.18%   $
                                                                                                            7,599,253

     2,975,000   Federal Home Loan Bank Discount Note, 2/03/03                                1.19%         2,974,803
                                                                                                      ---------------
                  Total - Agency Obligations (Cost $10,574,056)                                            10,574,056

                 PRIVATE INVESTMENT FUNDS # , ** - 54.56%
                 Advanced Technology Ventures V, LP                       09/98-10/02                       1,663,091
                 Brand Equity Ventures I, LP                              03/98-10/01                         685,322
                 Brentwood Associates III, LP                             06/99-10/02                       4,584,963
                 Broadview Capital Partners, LP                           04/99-10/02                       2,567,800
                 Commonwealth Capital Ventures II, LP                     01/99-10/01                       2,025,634
                 Communications Ventures III, LP                          11/98-05/00                       1,312,987
                 Friedman, Fleischer & Lowe Capital Partners, LP          01/99-10/02                       4,084,467
                 Mayfield X, LP                                           06/99-05/02                       1,455,489
                 Mayfield X Annex                                         07/02-10/02                         252,934
                 Mid-Atlantic Venture Fund III, LP                        04/98-02/01                       2,337,915
                 Morgenthaler Venture Partners V, LP                      10/98-08/01                       3,591,948
                 Quad-C Partners V, LP                                    04/98-10/02                       5,008,933
                 Sevin Rosen Fund VI, LP                                  03/98-10/02                       1,217,604
                 Trinity Ventures VI, LP                                  09/98-10/02                       1,025,681
                                                                                                      ---------------
                  Total - Private Investment Funds (Cost $55,066,931)                                      31,814,768
                                                                                                      ---------------

                 PRIVATE COMPANIES # , **, @ - 18.02%
                  COMMON AND PREFERRED STOCKS - 14.64%
                   BIOTECHNOLOGY - 0.00%
     7,100,000   Protogene Laboratories, Inc., Preferred Series B         12/99-08/01                             --
                                                                                                      --------------

                   EDUCATIONAL SERVICES - 6.07%
        75,059   Mosaica Education, Inc., Preferred Series C                 08/01                          3,537,722
                                                                                                      ---------------

                   INTERNET SERVICES - BUSINESS - 8.57%
     1,428,572   Clear Orbit, Inc.                                           06/00
                                                                                                            5,000,013
     2,388,345   Firstsource Corp., Series A                                 02/00                                 --
                                                                                                      ---------------
                                                                                                            5,000,013
                 PROMISSORY NOTES - 3.38%
                   BIOTECHNOLOGY - 0.0%
     2,140,000   Protogene Laboratories, Inc., Convertible Promissory     08/01-01/02         4.25%                --
                  Note

                   EDUCATIONAL SERVICES - 3.38%
       686,415   Mosaica Education, Inc., Bridge Notes                    02/01-08/01      0-13.00%           686,415
     1,025,748   Mosaica Education, Inc. (Advantage Schools),
                  Promissory Note                                         02/01-08/01      0-13.00%         1,025,748
       256,437   Mosaica Education, Inc. (ASI Texas LLC),
                  Promissory Note                                         02/01-08/01      0-13.00%           256,437
                                                                                                      ---------------
                                                                                                            1,968,600
                   INTERNET SERVICES - BUSINESS - 0.00%
       750,000   Killerbiz, Inc., Promissory Note                         12/99-08/00         8.00%                --

                 Total - Private Companies  (Cost $33,324,691)                                             10,506,335
                                                                                                      ---------------

          Notes to Financial Statements are an integral part of these
                              Financial Statements.

EXCELSIOR PRIVATE EQUITY FUND II, INC.
PORTFOLIO OF INVESTMENTS (UNAUDITED) (CONTINUED)

                                                                                             JANUARY 31, 2003
                                                                                        -----------------------------
   PRINCIPAL                                                              ACQUISITION     COUPON         VALUE
 AMOUNT/SHARES                                                             DATE ##      RATE/YIELD      (NOTE 1)
 -------------                                                            -----------   ----------    ---------------

                 PUBLIC COMPANIES /#/, ** - 3.01%
                  COMMON STOCK - 3.01%
                   MEDICAL DEVICES - 1.98%

 $   2,381,088   Curon Medical, Inc. /@/                                     08/99                    $     1,157,209

                   INTERNET SERVICES - BUSINESS - 1.03%
       211,987   Concur Technologies                                         10/02                            540,567
       94,430    Pivotal Corporation                                         10/02                             58,924
                                                                                                      ---------------
                                                                                                              599,491
                   WARRANTS - BUSINESS - 0.00%
       76,950    Curon Medical, Inc.                                         08/00                                 --

                 Total - Public Companies (Cost $6,566,163)                                                1,756,700
                                                                                                      ---------------

                 INVESTMENT COMPANIES - 3.04%
     1,887,983   Dreyfus Government Cash Management Fund
                                                                                                            1,887,983
                                                                                                      ---------------
                 Cost ($1,887,983)

                                                                                                      ---------------
TOTAL INVESTMENTS (Cost $107,419,824*) - 96.96%                                                            56,539,842
OTHER ASSETS & LIABILITIES (NET) - 3.04%                                                                    1,769,919
                                                                                                      ---------------
NET ASSETS - 100.00%                                                                                  $    58,309,761
                                                                                                      ===============

*    Aggregate cost for federal tax and book purposes.
** Restricted as to public resale. Acquired between March 1, 1998 and October 31, 2002. Total cost of restricted securities at January 31, 2003 aggregated $94,957,785. Total market value of restricted securities owned at January 31, 2003 was $44,077,803 or 75.59% of net assets.
#    Non-income producing security.
##   Required disclosure for restricted securities only.
@ At January 31, 2003, the Company owned 5% or more of the company's outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at January 31, 2003 was $11,663,544.

           Notes to Financial Statements are an integral part of these
                              Financial Statements.

EXCELSIOR PRIVATE EQUITY FUND II, INC.
STATEMENT OF ASSETS AND LIABILITIES (UNAUDITED)

                                                          JANUARY 31, 2003    OCTOBER 31, 2002
                                                          ----------------    ----------------
                                                             (UNAUDITED)
ASSETS:

Investment Securities, at Cost                            $    107,419,824    $    113,801,501
                                                          ================    ================

Investment Securities, at Value                           $     56,539,842    $     54,747,094

Cash                                                                23,309                   -
Receivables:
 Escrow receivable                                               1,817,148           1,817,148
 From Investment Adviser (Note 2)                                   60,597           1,441,952
 Interest                                                          130,318             109,702
Other Assets                                                        38,518              52,616
                                                          ----------------    ----------------

  Total Assets                                                  58,609,732          58,168,512

LIABILITIES:

Managing Investment Advisory Fees Payable (Note 2)                 186,935             191,628
Professional Fees Payable                                           48,442             140,000
Administration Fees Payable (Note 2)                                28,654              30,314
Directors' Fees Payable (Note 2)                                    15,123              60,000
Accrued Expenses and Other Payables                                 20,817              62,728
                                                          ----------------    ----------------

  Total Liabilities                                                299,971             484,670
                                                          ----------------    ----------------

NET ASSETS                                                   $  58,309,761    $     57,683,842
                                                          ================    ================

NET ASSETS consist of:

Undistributed Net Investment Loss                            $    (195,983)   $              -
Accumulated Net Realized Loss on Investments                   (29,857,122)        (22,504,599)
Net Unrealized Depreciation on Investments                     (50,879,982)        (59,054,407)
Par Value                                                            1,957               1,957
Paid in Capital in Excess of Par Value                         139,240,891         139,240,891
                                                          ----------------    ----------------

  Total Net Assets                                           $  58,309,761    $     57,683,842
                                                          ================    ================

Shares of Common Stock Outstanding                                 195,730             195,730
                                                          ----------------    ----------------

NET ASSET VALUE PER SHARE                                    $      297.91    $         294.71
                                                          ================    ================

           Notes to Financial Statements are an integral part of these
                             Financial Statements.

EXCELSIOR PRIVATE EQUITY FUND II, INC.
STATEMENT OF OPERATIONS (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                JANUARY 31,
                                                             2003         2002
                                                          ----------   -----------
INVESTMENT INCOME:

Interest Income                                           $   50,733   $   385,961
Dividend Income                                                6,982             -

                                                          ----------   -----------
  Total Income                                                57,715       385,961

EXPENSES:

Managing Investment Advisory Fees (Note 2)                   186,935       439,197
Administrative Fees (Note 2)                                  43,079        22,677
Professional Fees                                             41,085        92,000
Directors' Fees (Note 2)                                      15,123        15,123
Insurance Expense                                             19,077        17,148
Miscellaneous Expense                                          8,996        18,880
                                                          ----------   -----------

  Total Expenses                                             314,295       605,025

Fees Waived and Reimbursed by Adviser (Note 2)               (60,597)      (81,114)
                                                          ----------   -----------

  Net Expenses                                               253,698       523,911
                                                          ----------   -----------

NET INVESTMENT LOSS                                         (195,983)     (137,950)
                                                          ----------   -----------

REALIZED AND UNREALIZED GAIN (LOSS)
 ON INVESTMENTS:

Net Realized Gain (Loss) on Security Transactions         (7,352,523)    3,806,368

Change in Unrealized Appreciation
 on Investments                                            8,174,425     6,762,724
                                                          ----------   -----------

NET REALIZED AND UNREALIZED
 GAIN ON INVESTMENTS                                         821,902    10,569,092

Change in Management Incentive Fee                                 -    (2,113,818)
                                                          ----------   -----------

NET INCREASE IN NET
 ASSETS RESULTING FROM OPERATIONS                         $  625,919   $ 8,317,324
                                                          ==========   ===========

          Notes to Financial Statements are an integral part of these
                             Financial Statements.

EXCELSIOR PRIVATE EQUITY FUND II, INC.
STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                 JANUARY 31,
                                                           2003             2002
                                                       -------------    -------------
OPERATIONS:

Net Investment Loss                                    $    (195,983)   $    (137,950)
Net Realized Gain (Loss) on Investments                   (7,352,523)       3,806,368
Change in Unrealized Appreciation
 on Investments                                            8,174,425        6,762,724
Change in Allowance for Management Incentive
 Fee                                                               -       (2,113,818)
                                                       -------------    -------------
Net Increase in Net Assets
 Resulting From Operations                                   625,919        8,317,324

DISTRIBUTIONS TO SHAREHOLDERS FROM:
Distributions                                                      -       (9,804,353)
                                                       -------------    -------------
 Total Distributions                                               -       (9,804,353)

NET INCREASE (DECREASE) IN NET ASSETS                        625,919       (1,487,029)

NET ASSETS:

Beginning of Period                                       57,683,842      141,423,325
                                                       -------------    -------------

End of Period                                          $  58,309,761    $ 139,936,296
                                                       =============    =============

          Notes to Financial Statements are an integral part of these
                             Financial Statements.

EXCELSIOR PRIVATE EQUITY FUND II, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                          THREE MONTHS ENDED JANUARY 31,

                                                                                            2003                2002
                                                                                     -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Increase in Net Assets resulting from Operations ...............................   $       625,919    $     8,317,324
Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:
  Change in unrealized appreciation on investments ..................................        (8,174,425)        (6,762,724)
  Change in short-term investments ..................................................        (2,824,691)        (7,631,794)
  Purchase of investments ...........................................................                --         (1,283,851)
  Proceeds from sales of investments ................................................         1,853,845          6,161,535
  Realized loss (gain) on investments ...............................................         7,352,523         (3,806,368)
  Decrease in receivable from investment adviser ....................................         1,381,355          7,704,696
  Increase in interest receivable ...................................................           (20,616)          (237,159)
  Decrease in receivable for investments sold .......................................                --          3,920,263
  Decrease in other assets ..........................................................            14,098            142,231
  Increase (decrease) in expenses payable ...........................................          (184,699)         2,928,418
                                                                                        ---------------    ---------------

   Net cash provided by operating activities ........................................            23,309          9,452,571
                                                                                        ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Distribution to shareholders .......................................................               ---         (9,804,353)
                                                                                        ---------------    ---------------

   Net cash used by financing activities ............................................                --         (9,804,353)

   Net change in cash ...............................................................            23,309           (351,782)
                                                                                        ---------------    ---------------

    Cash at beginning of period                                                                      --            351,782
                                                                                        ---------------    ---------------
    Cash at end of period ...........................................................   $        23,309          $      --
                                                                                        ===============    ===============

           Notes to Financial Statements are an integral part of these
                             Financial Statements.

EXCELSIOR PRIVATE EQUITY FUND II, INC.
FINANCIAL HIGHLIGHTS (UNAUDITED)

PER SHARE OPERATING PERFORMANCE:  (1)

                                                          THREE MONTHS ENDED     THREE MONTHS ENDED
                                                           JANUARY 31, 2003       JANUARY 31, 2002
                                                          ------------------     ------------------
NET ASSET VALUE, BEGINNING OF PERIOD                      $           294.71     $           722.54

INCOME FROM INVESTMENT OPERATIONS:
Net Investment Loss                                                    (1.00)                 (0.70)

Net Realized and Unrealized Gain on Investments
                                                                        4.20                  54.00
Change in Allowance for Management Incentive Fee                          --                 (10.80)
                                                          ------------------     ------------------

  Total from Investment Operations                                      3.20                  42.50
                                                          ------------------     ------------------

DISTRIBUTIONS:

From Investment Income                                                    --                 (30.56)
Return of Capital                                                         --                 (19.53)
                                                          ------------------     ------------------

  Total Distributions                                                     --                 (50.09)
                                                          ------------------     ------------------

NET ASSET VALUE, END OF PERIOD                            $           297.91     $           714.95
                                                          ==================     ==================

TOTAL NET ASSET VALUE RETURN (3),(4)                                    1.09%                  5.88%
                                                          ==================     ==================

RATIOS AND SUPPLEMENTAL DATA:
Net Assets, End of Period (000's)                         $           58,310     $          139,936
Ratios to Average Net Assets (2)
 Gross Expenses (5)                                                     2.17%                  1.72%

 Net Expenses                                                           1.75%                  1.49%

 Net Investment Loss                                                   (1.35)%                (0.39)%
Portfolio Turnover (3)                                                  0.00%                  0.82%

(1)  For a share outstanding throughout the period
(2)  Annualized
(3)  Non-annualized
(4) Total investment return based on per share net asset value reflects the effects of changes in net asset value based on the performance of the Fund during the period, and assumes dividends and distributions, if any, were reinvested. The Fund's shares were issued in a private placement and are not traded. Therefore, market value total investment return is not calculated.
(5) Expense ratio before waiver of fees and reimbursement of expenses by adviser.

           Notes to Financial Statements are an integral part of these
                              Financial Statements.

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

          At January 31, 2003, market quotations were not readily available for securities valued at $42,321,103. Such securities were valued by the Managing Investment Adviser under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

          The Company has an unused capital loss carryforward of $22,323,602 available for income tax purposes, to be applied against future net security profits, if any, realized after October 31, 2002. If not applied, $8,602,181 of the carryover will expire in 2009 and $13,721,421will expire in 2010.

          At January 31, 2003, the tax basis of the Company's investments for federal income tax purposes amounted to $107,419,824. The net unrealized depreciation amounted to $50,879,982 which is comprised of gross unrealized appreciation of $1,115,789 and aggregate gross unrealized depreciation of $51,995,771.

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

     The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25% of the Company's net assets. This reimbursement amounted to $60,597 for the period ended January 31, 2003.

     Each director of the Company receives an annual fee of $9,000, plus a meeting fee of $1,500 for each meeting attended, and is reimbursed for expenses incurred for attending meetings. No person who is an officer, director or employee of the Managing Investment Adviser, or U.S. Trust Corporation or its subsidiaries, who serves as an officer, director or employee of the Company receives any compensation from the Company.

NOTE 3 -- PURCHASES AND SALES OF SECURITIES

     Excluding short-term investments, the Company had $0 in purchases and $1,842,096 in sales of securities for the three-month period ended January 31, 2003. Excluding short-term investments, the Company had $1,159,703 in purchases and $6,161,535 in sales of securities for the three-month period ended January 31, 2002.

     The Company received distributions from private investment funds in the amount of $11,749 for the three-month period ended January 31, 2003.

NOTE 4 -- TRANSACTIONS WITH AFFILIATED COMPANIES

     An affiliated company is a company in which the Company has ownership of at least 5% of the voting securities. Transactions with companies, which are or were affiliates are as follows:

                                                                                                                CUMULATIVE
                              OCTOBER 31,                                     SALE/ MERGER      REALIZED           VALUE
AFFILIATE                     2002 VALUE       PURCHASES       INTEREST         PROCEEDS       GAIN (LOSS)        (NOTE 1)
============================================================================================================================
Cardiac Science, Inc.        $   1,421,986   $          --   $          --   $   1,241,040    $     538,331    $          --

ReleaseNow, Inc.                        --              --              --          65,850       (7,890,855)              --
============================================================================================================================
      Total                  $   1,421,986   $          --   $          --   $   1,306,890    $  (7,352,524)   $          --
                             ===============================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JANUARY 31, 2003 AS COMPARED TO THE SIMILAR PERIOD IN 2002

     The Company's net asset value per common share was $297.91 at January 31, 2003, an increase of $3.20 per share from the net asset value per common share of $294.71 at October 31, 2002. The increase in net asset value was principally the result of (i) an increase in unrealized appreciation in connection with the valuation of public stocks, and (ii) a realized gain from the sale of 840,484 shares of Cardiac Science, Inc. common. The Company's net asset value per common share was $714.95 at January 31, 2002, down ($7.59) per share from the net asset value per common share of $722.54 at October 31, 2001. The decrease in net asset value during this period was principally the result of a distribution to shareholders, which was partially offset by realized gains from the sale of Cardiac Science, Inc. common stock and an increase in the value of publicly-traded positions.

REALIZED AND UNREALIZED GAINS AND LOSSES FROM PORTFOLIO INVESTMENTS

     For the three-month periods ended January 31, 2003 and 2002, the Company had a net realized gain/(loss) on security transactions of ($7,352,523) and $3,806,368, respectively. For the three-month periods ended January 31, 2003 and 2002, the Company had a net change in unrealized appreciation on investments of $8,174,425 and $6,762,724, respectively. The net realized loss for the period ended January 31, 2003 was primarily the result of the conclusion of the assignment for the benefit of creditors of ReleaseNow, Inc. ReleaseNow, Inc. a private company investment, transferred ownership of its assets for liquidation; the liquidation concluded and the Company received $65,850 as a pro rata distribution of claims against the assets. The Company, in concluding its sale of shares of common stock of Cardiac Science, Inc., recorded a realized gain of $538,331. The net change in unrealized appreciation for the period ended January 31, 2003 was principally the result of a reclassification of ReleaseNow, Inc. from unrealized depreciation to realized loss. For the period ended January 31, 2002, the net realized gain was primarily the result of the Company's sale of shares of Cardiac Science, Inc. The net change in unrealized appreciation was principally the result of an increase in the value of public positions held by the Company.

INVESTMENT INCOME AND EXPENSES

     For the three-month period ended January 31, 2003, the Company had investment income of $57,715 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser (as defined below), of $253,698, resulting in a net investment loss of ($195,983) as compared to interest income of $385,961 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $523,911, resulting in net investment loss of ($137,950) for the three-month period ended January 31, 2002. The primary reason for the decrease in investment income was a decrease in portfolio short-term securities. The reduction in net operating expenses is principally attributable to lower management investment advisory fees due to a decrease in the value of assets under management.

     United States Trust Company of New York and U.S. Trust Company (together, the "Managing Investment Adviser") provide investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such management fee is determined and payable quarterly. For the three-month periods ended January 31, 2003 and 2002, the Managing Investment Adviser earned $186,935 and $439,197 in management fees, respectively. In addition, for the three-month periods ended January 31, 2003 and 2002, the change in allowance for the management incentive fee was $0 and ($2,113,818), respectively. As of January 31, 2003, there is no incentive fee receivable from the Adviser or payable by the Company. There was a payable by the Company to the Adviser of $2,113,818 at January 31, 2002. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amounts of $60,597 and $81,114, respectively, as a result of expenses incurred in excess of those permitted pursuant to the Company's prospectus.

NET ASSETS

     At January 31, 2003, the Company's net assets were $58,309,761, an increase of $625,919 from net assets of $57,683,842 at October 31, 2002 due to (i) an increase in unrealized appreciation of $498,397 in connection with the valuation of public stocks, and (ii) a realized gain of $538,331 from the sale of 840,484 shares of Cardiac Science, Inc. common. At January 31, 2002, the Company's net assets were $139,936,296, a decrease of $1,487,029 from net assets of $141,423,325 at October 31, 2001. The decrease in net asset value during this period was principally the result of a distribution to shareholders, which was partially offset by realized gains of from the sale of Cardiac Science, Inc. common stock and an increase in the value of publicly-traded positions.

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

     At January 31, 2003, the Company held $23,309 in cash and $12,462,039 in short-term investments as compared to $0 in cash and $9,637,348 in short-term investments at October 31, 2002. The change in short-term investments from October 31, 2002 was the result of proceeds received for the sale of Cardiac Science, Inc. common shares as well as the prior year incentive fee receivable paid by the Adviser. At January 31, 2002, the Company held $0 in cash and $33,778,902 in short-term investments as compared to $351,782 in cash and $26,147,108 in short-term investments at October 31, 2001. In connection with the Company's commitments to private investment funds, a total of $58,250,000 has been contributed by the Company through January 31, 2003. The Company made no follow-on investments during the three-month period ended January 31, 2003.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     Under the supervision of the Company's Valuation and Audit Committees, consisting of the independent directors of the Company, the Investment Advisers make certain critical accounting estimates with respect to the valuation of portfolio investments. These estimates could have a material impact on the presentation of the Company's financial condition, because in total, they currently represent 75.6% of the Company's net assets at January 31, 2003. During the period ended January 31, 2003, changes to these estimates, i.e. changes in the valuations of private investments, resulted in a $.5 million increase in net asset value.

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

     The Investment Advisers also make estimates regarding discounts on market prices of publicly traded securities where appropriate. For securities, which have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

EQUITY PRICE RISK

     A majority of the Company's investment portfolio consists of equity securities in private companies and private investment funds, representing 73.6% of the investment portfolio, which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk normally associated with public equity markets. Nevertheless, the Company is exposed to equity price risk through its investments in the equity securities of three public companies, Concur Technologies, Inc. (NASDAQ: CNQR), Curon Medical, Inc. (NASDAQ: CURN), and Pivotal Corporation (NASDAQ: PVTL, TSX: PVT). At January 31, 2003, these publicly traded equity securities were valued at $1,756,700, representing 3.0% of the investment portfolio. Thus, there is exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, representing a decrease in the value of these securities of $175,670. At October 31, 2002, publicly traded equity securities were valued at $2,680,289, representing 4.7% of the investment portfolio. Thus, there is exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, representing a decrease in the value of these securities of $268,029. The decrease in market value during the period ended January 31, 2003 was principally the result of the sale of the Company's remaining shares of Cardiac Science, Inc.

ITEM 4.  CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures. The Company's principal executive officers and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on March 13, 2003, have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

                                 EXCELSIOR PRIVATE EQUITY FUND II, INC.

Date:  March 17, 2003            By: /s/ David I. Fann
                                     -----------------------------------
                                     David I. Fann
                                     Co-Chief Executive Officer

Date:  March 17, 2003            By: /s/ Douglas A. Lindgren
                                     -----------------------------------
                                     Douglas A. Lindgren
                                     Co-Chief Executive Officer

Date:  March 17, 2003            By: /s/ Brian F. Schmidt
                                     -----------------------------------
                                     Brian F. Schmidt
                                     Chief Financial Officer
                                     (Principal Financial Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ David I. Fann
------------------------
David I. Fann, Co-Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ Douglas A. Lindgren
--------------------------------
Douglas A. Lindgren, Co-Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ Brian F. Schmidt
----------------------------
Brian F. Schmidt, Chief Financial Officer