Form 10-Q
period 2003-04-30
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2003-06-16
CIK 1036052

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934.

For the quarterly period ended April 30, 2003
                               -------------------------------------------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934.

For the transition period from ____________________ to _________________________

                        Commission file number 000-22277
                                               ----------------

                     EXCELSIOR PRIVATE EQUITY FUND II, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

MARYLAND                                                  22-3510108
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

114 West 47th Street, New York, NY                            10036-1532
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code  (212) 852-1000
                                                    ----------------------------
________________________________________________________________________________
    Former Name, Former Address and Former Fiscal Year, if Changed Since last
                                     Report.

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

         As of June 1, 2003, there were 195,730 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

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

     The interim financial statements contained in this quarterly report 10Q have been reviewed by Ernst & Young LLP, the Company's independent public accountants.

                     INDEX                                                                                  PAGE NO.
                     -----                                                                                  --------
        PART I.      FINANCIAL INFORMATION

            Item 1.  Financial Statements.                                                                       1

                     Portfolio of Investments as of April 30, 2003.                                              1

                     Statement of Assets and Liabilities at April 30, 2003 and October 31, 2002.                 4

                     Statement of Operations for the six-month periods ended April 30, 2003 and April
                     30, 2002.                                                                                   5

                     Statement of Operations for the three-month periods ended April 30, 2003 and
                     April 30, 2002.                                                                             6

                     Statement of Changes in Net Assets for the six-month  periods ended April 30, 2003
                     and April 30, 2002.                                                                         7

                     Statement of Cash Flows for the  six-month  periods ended April 30, 2003 and April
                     30, 2002.                                                                                   8

                     Financial Highlights at April 30, 2003 and April 30, 2002.                                  9

                     Notes to Financial Statements.                                                             10

                     Independent Accountant's Review Report.                                                    13

            Item 2.  Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results of
                     Operations.                                                                                14

            Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                16

            Item 4.  Controls and Procedures.                                                                   16


      PART II.       OTHER INFORMATION

            Item 1.  Legal Proceedings.                                                                         17

            Item 2.  Changes in Securities and Use of Proceeds.                                                 17

            Item 3.  Defaults Upon Senior Securities.                                                           17

            Item 4.  Submission of Matters to a Vote of Security Holders.                                       17

            Item 5.  Other Information.                                                                         17

            Item 6.  Exhibits and Reports on Form 8-K.
                                                                           17

         SIGNATURES                                                        18

         CERTIFICATIONS                                                    18

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements.

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments (Unaudited)
--------------------------------------------------------------------------------

                                                         April 30, 2003
                                                 -------------------------------

PORTFOLIO STRUCTURE
-------------------

   SHORT-TERM INVESTMENTS:

    AGENCY OBLIGATIONS                           $    10,397,246          19.04%

    INVESTMENT COMPANIES                               1,887,983           3.46%

   PRIVATE INVESTMENT FUNDS                           28,041,129          51.35%

   PORTFOLIO COMPANIES                                12,356,536          22.63%

                                                 ---------------     ----------

   TOTAL INVESTMENTS                                  52,682,894          96.48%
   OTHER ASSETS & LIABILITIES (NET)                    1,925,039           3.52%
                                                 ---------------     ----------

   NET ASSETS                                    $    54,607,933         100.00%
                                                 ===============     ==========

           Notes to Financial Statements are an integral part of these
                              Financial Statements.

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments (Unaudited)
--------------------------------------------------------------------------------

                                                                                                     April 30 2003
                                                                                                     -------------

      Principal                                                              Acquisition       Coupon                Value
    Amount/Shares                                                              Date ##       Rate/Yield            (Note 1)
    -------------                                                              -------       ----------            --------
                    AGENCY OBLIGATIONS - 19.04%
       $ 5,400,000  Federal Farm Credit Bank Discount Note, 5/06/03                             1.15%             $    5,399,137

         5,000,000  Federal Home Loan Mortgage Corporation Discount
                    Note, 5/13/03                                                              1.155%                  4,998,109
                                                                                                             -------------------
                      Total - Agency Obligations (Cost $10,397,246)                                                   10,397,246

                    PRIVATE INVESTMENT FUNDS #, ** - 51.35%
                    Advanced Technology Ventures V, LP                       09/98-10/02                               1,617,586
                    Brand Equity Ventures I, LP                              03/98-10/01                                 597,178
                    Brentwood Associates III, LP                             06/99-10/02                               3,079,210
                    Broadview Capital Partners, LP                           04/99-10/02                               2,383,960
                    Commonwealth Capital Ventures II, LP                     01/99-10/02                               1,823,034
                    Communications Ventures III, LP                          11/98-05/00                                 928,360
                    Friedman, Fleischer & Lowe Capital Partners, LP          01/99-10/02                               4,183,561
                    Mayfield X, LP                                           06/99-05/02                               1,210,890
                    Mayfield X Annex                                         07/02-10/02                                 239,570
                    Mid-Atlantic Venture Fund III, LP                        04/98-02/01                               1,991,202
                    Morgenthaler Venture Partners V, LP                      10/98-08/01                               2,809,501
                    Quad-C Partners V, LP                                    04/98-10/02                               5,130,643
                    Sevin Rosen Fund VI, LP                                  03/98-10/02                               1,100,883
                    Trinity Ventures VI, LP                                  09/98-10/02                                 945,551
                                                                                                             -------------------
                      Total - Private Investment Funds (Cost                                                          28,041,129
                    $55,041,242)
                                                                                                             -------------------

                    PRIVATE COMPANIES #, **, @ -19.24%
                      Common and Preferred Stocks - 15.64%
                         Biotechnology - 0.00%
         7,100,000  Protogene Laboratories, Inc., Preferred Series B         12/99-08/01                                      --
                                                                                                             -------------------

                         Educational Services - 6.48%
            75,059  Mosaica Education, Inc., Preferred Series C                 08/01                                  3,537,722
                                                                                                             -------------------

                         Internet Services - Business - 9.16%
         1,428,572  Clear Orbit, Inc.                                           06/00                                  5,000,013
         2,388,345  Firstsource Corp., Series A                                 02/00                                         --
                                                                                                             -------------------
                                                                                                                       5,000,013

                       Promissory Notes - 3.60%
                         Biotechnology - 0.0%
         2,140,000  Protogene Laboratories, Inc., Convertible
                      Promissory Note                                        08/01-01/02        4.25%                         --
                                                                                                             -------------------

                         Educational Services - 3.60%
           686,415  Mosaica Education, Inc., Bridge Notes                    02/01-08/01     0-13.00%                    686,415
         1,025,748  Mosaica Education, Inc. (Advantage Schools),
                       Promissory Note                                       02/01-08/01     0-13.00%                  1,025,748
           256,437  Mosaica Education, Inc. (ASI Texas LLC),
                       Promissory Note                                       02/01-08/01     0-13.00%                    256,437
                                                                                                             -------------------
                                                                                                                       1,968,600

                         Internet Services - Business - 0.00%
           750,000  Killerbiz, Inc., Promissory Note                         12/99-08/00        8.00%                         --
                                                                                                             -------------------

                    Total - Private Companies  (Cost $33,324,692)                                                     10,506,335
                                                                                                             -------------------


      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments (Unaudited) (continued)
--------------------------------------------------------------------------------

                                                                                                  April 30 2003
                                                                                                  -------------


      Principal                                                        Acquisition       Coupon             Value
    Amount/Shares                                                        Date ##       Rate/Yield          (Note 1)
    -------------                                                        -------       ----------          --------
                    PUBLIC COMPANIES #, ** - 3.39%
                      Common Stock - 3.39%
                         Medical Devices - 1.99%

      $  2,381,088  Curon Medical, Inc. @                                08/99                       $      1,085,776
                                                                                                     ----------------


                         Internet Services - Business - 1.40%
           211,987  Concur Technologies                                  10/02                                764,425
                                                                                                     ----------------

                         Warrants - Business - 0.00%
            76,950  Curon Medical, Inc. @                                08/00                                     --
                                                                                                     ----------------

                                                                                                     ----------------
                    Total - Public Companies (Cost $6,523,669)                                              1,850,201
                                                                                                     ----------------


                    INVESTMENT COMPANIES - 3.46%
         1,887,983  Dreyfus Government Cash Management Fund
                    (Cost $1,887,983)                                                                       1,887,983
                                                                                                     ----------------


                                                                                                     ----------------
TOTAL INVESTMENTS (Cost $107,174,832*) - 96.48%                                                            52,682,894
OTHER ASSETS & LIABILITIES (NET) - 3.52%                                                                    1,925,039
                                                                                                     ----------------
NET ASSETS - 100.00%                                                                                 $     54,607,933
                                                                                                     ================


*  Aggregate cost for federal tax and book purposes.
** Restricted as to public resale. Acquired between March 1, 1998 and October
   31, 2002. Total cost of restricted securities at April 30, 2003 aggregated $94,889,603. Total market value of restricted securities owned at April 30, 2003 was $40,397,665 or 73.98% of net assets.
#  Non-income producing security.
## Required disclosure for restricted securities only.
@ At April 30, 2003, the Company owned 5% or more of the company's outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at April 30, 2003 was $11,592,111.

      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

Excelsior Private Equity Fund II, Inc.
Statement of Assets and Liabilities (Unaudited)
--------------------------------------------------------------------------------

                                                           April 30, 2003          October 31, 2002
                                                          ----------------         ----------------
                                                            (Unaudited)
ASSETS:

Investment Securities, at Cost                            $    107,174,832         $   113,801,501
                                                            ==============            ============

Investment Securities, at Value                           $     52,682,894         $    54,747,094


Cash                                                               133,254                      --
Receivables:
   Escrow receivable                                             1,817,148               1,817,148
   From Investment Adviser (Note 2)                                113,783               1,441,952
   Interest                                                        152,144                 109,702
Other Assets                                                        25,268                  52,616
                                                            --------------            ------------

         Total Assets                                           54,924,491              58,168,512

LIABILITIES:

Managing Investment Advisory Fees Payable (Note 2)                 173,132                 191,628
Professional Fees Payable                                           60,031                 140,000
Administration Fees Payable (Note 2)                                28,243                  30,314
Directors' Fees Payable (Note 2)                                    29,753                  60,000
Accrued Expenses and Other Payables                                 25,399                  62,728
                                                            --------------            ------------

         Total Liabilities                                         316,558                 484,670
                                                            --------------            ------------

NET assets                                                $     54,607,933         $    57,683,842
                                                            ==============            ============

NET ASSETS consist of:

Undistributed Net Investment Loss                         $       (315,500)        $            --
Accumulated Net Realized Loss on Investments                   (29,827,477)            (22,504,599)
Net Unrealized Depreciation on Investments                     (54,491,938)            (59,054,407)
Par Value                                                            1,957                   1,957
Paid in Capital in Excess of Par Value                         139,240,891             139,240,891
                                                            --------------            ------------

         Total Net Assets                                 $     54,607,933         $    57,683,842
                                                            ==============            ============

Shares of Common Stock Outstanding                                 195,730                 195,730
                                                            --------------            ------------

NET ASSET VALUE PER SHARE                                 $         279.00         $        294.71
                                                            ==============            ============


      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

Excelsior Private Equity Fund II, Inc.
Statement of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                    Six Months Ended
                                                                        April 30,
                                                             2003                       2002
                                                        ---------------            --------------
INVESTMENT INCOME:

Interest Income                                         $       103,029            $      757,683
Dividend Income                                                  12,541                        --
                                                        ---------------            --------------

         Total Income                                           115,570                   757,683

EXPENSES:

Managing Investment Advisory Fees (Note 2)                      360,068                   733,665
Administrative Fees (Note 2)                                     83,726                    66,438
Professional Fees                                                80,831                   121,701
Insurance Expense                                                32,327                    25,093
Directors' Fees (Note 2)                                         29,753                    29,753
Shareholder Reports                                              13,231                    13,231
Miscellaneous Expense                                             5,513                     6,697
                                                        ---------------            --------------

         Total Expenses                                         605,449                   996,578

Fees Waived and Reimbursed by Adviser (Note 2)                 (174,379)                  (92,237)
                                                        ---------------            --------------

         Net Expenses                                           431,070                   904,341
                                                        ---------------            --------------

NET INVESTMENT LOSS                                            (315,500)                 (146,658)
                                                        ---------------            --------------

REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS:

Net Realized Gain (Loss) on Security Transactions            (7,322,878)                4,954,981

Change in Unrealized Appreciation (Depreciation)
  On Investments                                              4,562,469                (7,232,407)
                                                        ---------------            --------------

NET REALIZED AND UNREALIZED
  (LOSS) ON INVESTMENTS                                      (2,760,409)               (2,277,426)

Change in Management Incentive Fee                                   --                (1,263,006)
                                                        ---------------            --------------

NET DECREASE IN NET
  ASSETS RESULTING FROM OPERATIONS                      $    (3,075,909)           $   (3,687,090)
                                                        ===============            ==============


      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

Excelsior Private Equity Fund II, Inc.
Statement of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                         Three Months Ended
                                                                              April 30,
                                                                  2003                        2002
                                                         -----------------------     -----------------------
  INVESTMENT INCOME:

  Interest Income                                        $                52,296     $               371,722
  Dividend Income                                                          5,559                           -
                                                         -----------------------     -----------------------

           Total Income                                                   57,855                     371,722

  EXPENSES:

  Managing Investment Advisory Fees (Note 2)                             173,133                     294,468
  Administrative Fees (Note 2)                                            40,647                      43,761
  Professional Fees                                                       39,746                      29,701
  Insurance Expense                                                       13,250                       7,945
  Directors' Fees (Note 2)                                                14,630                      14,630
  Shareholder Reports                                                      6,506                       6,506
  Miscellaneous Expense                                                    3,242                      (5,458)
                                                         -----------------------     -----------------------

           Total Expenses                                                291,154                     391,553

  Fees Waived and Reimbursed by Adviser (Note 2)                        (113,782)                    (11,123)
                                                         -----------------------     -----------------------

           Net Expenses                                                  177,372                     380,430
                                                         -----------------------     -----------------------

  NET INVESTMENT LOSS                                                   (119,517)                     (8,708)
                                                         -----------------------     -----------------------

  REALIZED AND UNREALIZED GAIN (LOSS)
   ON INVESTMENTS:

  Net Realized Gain on Security Transactions                              29,645                   1,148,613

  Change in Unrealized Appreciation (Depreciation)
   On Investments                                                     (3,611,956)                (13,995,131)
                                                         -----------------------     -----------------------

  NET REALIZED AND UNREALIZED
   (LOSS) ON INVESTMENTS                                              (3,582,311)                (12,846,518)

  Change in Management Incentive Fee                                           -                     850,812
                                                         -----------------------     -----------------------

  NET DECREASE IN NET
   ASSETS RESULTING FROM OPERATIONS                      $            (3,701,828)    $           (12,004,414)
                                                         =======================     =======================

      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

Excelsior Private Equity Fund II, Inc.
Statement of Changes in Net Assets (Unaudited)
--------------------------------------------------------------------------------

                                                                      Six Months Ended
                                                                          April 30,
                                                               2003                       2002
                                                     -----------------------     -----------------------
OPERATIONS:

Net Investment Loss                                  $              (315,500)    $              (146,658)
Net Realized Gain (Loss) on Investments                           (7,322,878)                  4,954,981
Change in Unrealized Appreciation (Depreciation)
 on Investments                                                    4,562,469                  (7,232,407)
Change in Allowance for Management Incentive
 Fee                                                                       -                  (1,263,006)
                                                     -----------------------     -----------------------
Net Decrease in Net Assets
 Resulting From Operations                                        (3,075,909)                 (3,687,090)

DISTRIBUTIONS TO SHAREHOLDERS FROM:
Net Investment Income                                                      -                  (5,981,822)
Return of Capital                                                          -                  (3,822,531)
                                                     -----------------------     -----------------------
 Total Distributions                                                       -                  (9,804,353)

NET DECREASE IN NET ASSETS                                        (3,075,909)                (13,491,443)

NET ASSETS:

Beginning of Period                                               57,683,842                 141,423,325
                                                     -----------------------     -----------------------

End of Period                                        $            54,607,933     $           127,931,882
                                                     =======================     =======================

      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

Excelsior Private Equity Fund II, Inc.
Statement of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                           Six Months Ended April 30,

                                                                                            2003                2002
                                                                                  ----------------------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Decrease in Net Assets resulting from Operations ..........................    $   (3,075,909)     $   (3,687,090)
  Adjustments to reconcile net decrease in net assets from operations to net cash provided by operating activities:
     Change in unrealized appreciation on investments ............................        (4,562,469)          7,232,407
     Change in short-term investments ............................................        (2,647,881)         (9,401,334)
     Purchase of investments .....................................................                --          (2,084,757)
     Proceeds from dispositions of investments ...................................         1,951,672           8,957,604
     Realized loss (gain) on investments .........................................         7,322,878          (4,954,981)
     Decrease in receivable for investments sold .................................                --           3,920,263
     Decrease in receivable from investment adviser ..............................         1,328,169           7,711,990
     Increase in interest receivable .............................................           (42,442)           (393,101)
     Decrease in other assets ....................................................            27,348             149,965
     Increase (decrease) in expenses payable .....................................          (168,112)          2,001,605
                                                                                      --------------      --------------

       Net cash provided by operating activities .................................           133,254           9,452,571
                                                                                      --------------      --------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
   Distribution of net investment income .........................................                --          (5,981,822)
   From return of capital ........................................................                --          (3,822,531)
                                                                                      --------------      --------------

       Net cash used in financing activities .....................................                --          (9,804,353)
                                                                                      --------------      --------------

       Net change in cash ........................................................           133,254            (351,782)
                                                                                      --------------      --------------

        Cash at beginning of period ..............................................                --             351,782
                                                                                      --------------      --------------
        Cash at end of period ....................................................    $      133,254      $           --
                                                                                      ==============      ==============

      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

Excelsior Private Equity Fund II, Inc.
Financial Highlights (Unaudited)
--------------------------------------------------------------------------------

Per Share Operating Performance: (1)

                                                       Six Months Ended            Six Months Ended
                                                        April 30, 2003              April 30, 2002
                                                    ----------------------      ----------------------
NET ASSET VALUE, BEGINNING OF PERIOD                $               294.71      $               722.54

INCOME FROM INVESTMENT OPERATIONS:
Net Investment Loss                                                  (1.61)                      (0.75)

Net Realized and Unrealized Gain on Investments                     (14.10)                     (11.64)

Change in Allowance for Management Incentive Fee                        --                       (6.45)
                                                    ----------------------      ----------------------

   Total from Investment Operations                                 (15.71)                     (18.84)
                                                    ----------------------      ----------------------

DISTRIBUTIONS:

From Investment Income                                                  --                      (30.56)
Return of Capital                                                       --                      (19.53)
                                                    ----------------------      ----------------------

   Total Distributions                                                  --                      (50.09)
                                                    ----------------------      ----------------------

NET ASSET VALUE, END OF PERIOD                      $               279.00      $               653.61
                                                    ======================      ======================

TOTAL NET ASSET VALUE RETURN (3),(4)                                 (5.33)%                     (2.61)%
                                                    ======================      ======================

Ratios and supplemental data:
Net Assets, End of Period (000's)                   $               54,608      $              127,932
Ratios to Average Net Assets (2)
  Gross Expenses (5)                                                  2.13%                       1.46%

  Net Expenses                                                        1.52%                       1.33%

  Net Investment Loss                                                (1.11)%                     (0.21)%
Portfolio Turnover (3)                                                0.00%                       1.51%

(1)  For a share outstanding throughout the period
(2)  Annualized
(3)  Non-annualized
(4) Total investment return based on per share net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company's shares were issued in a private placement and are not traded. Therefore, market value total investment return is not calculated. (5) Expense ratio before waiver of fees and reimbursement of expenses by adviser.

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

          The financial information for the Company as of April 30, 2003 and 2002 and for the three and six-month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods. These financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-K for the year ended October 31, 2002. Operating results for the three or six months ended April 30, 2003 are not necessarily indicative of the results that may be expected for the entire year.

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

          The valuation of the Company's private funds is based upon its pro-rata share of the value of the assets of a private fund as determined by such private fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company's investments in private funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Managing Investment Adviser, the Managing Investment Adviser, under supervision of the Board, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any.

          At April 30, 2003, market quotations were not readily available for securities valued at $38,547,464. Such securities were valued by the Managing Investment Adviser under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

     (c) Repurchase agreements:

          The Company enters into agreements to purchase securities and to resell them at a future date. It is the Company's policy to take receipt of securities purchased and to ensure that the market value of the collateral including accrued interest is sufficient to protect the Company from losses incurred in the event the counterparty does not repurchase the securities. If the seller defaults and the value of the collateral declines or if bankruptcy proceedings are commenced with respect to the seller of the security, realization of the collateral by the Company may be delayed or limited.

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

          At April 30, 2003, the tax basis of the Company's investments for federal income tax purposes amounted to $107,174,832. The net unrealized depreciation amounted to $54,491,938 which is comprised of gross unrealized appreciation of $1,467,681 and aggregate gross unrealized depreciation of $55,959,619.

Note 2 -- Investment Advisory Fee, Administration Fee and Related Party Transactions

          Pursuant to an Investment Management Agreement ("Agreement"), United States Trust Company of New York ("U.S. Trust NY") and U.S. Trust Company ("U.S. Trust") served during the reporting period as the Managing Investment Adviser to the Company. Under the Agreement, for the services provided, the Managing Investment Adviser is entitled to receive a management fee at the annual rate of 1.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested or committed to be invested in Portfolio Companies or Private Funds and equal to an annual rate of 0.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested in short-term investments and are not committed to Portfolio Companies or Private Funds. Pursuant to a sub-advisory agreement among the Company, U.S. Trust NY, U.S. Trust and U.S. Trust

Company, N.A., U.S. Trust Company, N.A. served during the reporting period as the investment sub-adviser to the Company and received an investment management fee from the Managing Investment Adviser.

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

     U.S. Trust NY is a New York state-chartered bank and trust company and a member bank of the Federal Reserve System. Effective June 1, 2003, U.S. Trust Company merged into U.S. Trust Company, N.A., a nationally chartered bank. As a result, U.S. Trust Company, N.A., acting through its registered investment advisory division, U.S. Trust Company, N.A. Asset Management Division, will serve as Managing Investment Adviser to the Company. Pursuant to an assumption agreement dated June 1, 2003, U.S. Trust Company, N.A. has assumed the duties and obligations of U.S. Trust Company under the Agreement. The merger will have no impact on the management or operations of the investment advisory functions performed for the Company and does not constitute a change in control. U.S. Trust NY and U.S. Trust Company, N.A. are each a wholly-owned subsidiary of U.S. Trust Corporation, a registered bank holding company. U.S. Trust Corporation is a wholly-owned subsidiary of The Charles Schwab Corporation.

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

     The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25% of the Company's net assets. This reimbursement amounted to $174,379 for the period ended April 30, 2003.

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

Note 3 -- Purchases and Sales of Securities

     Excluding short-term investments, the Company had $0 in purchases and $1,914,232 in sales of securities for the six-month period ended April 30, 2003. Excluding short-term investments, the Company had $2,084,757 in purchases and $8,897,706 in sales of securities for the six-month period ended April 30, 2002.

     The Company received distributions from private investment funds in the amount of $37,440 for the six-month period ended April 30, 2003. The Company received distributions from private investment funds in the amount of $59,898 for the six-month period ended April 30, 2002.

Note 4 -- Transactions with Affiliated Portfolio Companies

     An affiliated company is a company in which the Company has ownership of at least 5% of the voting securities. Transactions with companies, which are or were affiliates are as follows:

                                                    For the Six Month Period Ended April 30, 2003
                                           ----------------------------------------------------------------
                                                                                                           Cumulative
                                October 31,                                Sale/ Merger      Realized        Value
  Affiliate                      2002 Value      Purchases     Interest       Proceeds      Gain (Loss)     (Note 1)
  --------------------------------------------------------------------------------------------------------------------
  Cardiac Science, Inc.         $  1,421,986     $      --     $     --     $ 1,241,040    $    538,331     $     --

  ReleaseNow, Inc./Release
  Software Corp.                          --            --           --          65,850      (7,890,855)          --
  --------------------------------------------------------------------------------------------------------------------

  Total                         $  1,421,986     $      --     $     --     $ 1,306,890    $ (7,352,524)    $     --
                                ======================================================================================

                     Independent Accountant's Review Report

To the Shareholders and Board of Directors of Excelsior Private Equity Fund II, Inc.

We have reviewed the accompanying statement of assets and liabilities of Excelsior Private Equity Fund II, Inc. ("the Fund"), including the portfolio of investments, as of April 30, 2003, the related statements of operations for the three-month and six-month periods ended April 30, 2003 and 2002, and the statement of changes in net assets, the statement of cash flows, and the financial highlights for the six-month periods ended April 30, 2003 and 2002. These financial statements and financial highlights are the responsibility of the Fund's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements and financial highlights referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the statement of assets and liabilities, including the portfolio of investments, as of October 31, 2002, the related statements of operations and cash flows for the year then ended, the statement of changes in net assets for each of the two years then ended and the financial highlights for each of the five years then ended (not presented herein) and in our report dated December 17, 2002, we expressed an unqualified opinion on such financial statements and financial highlights.

                                ERNST & YOUNG LLP

Boston, Massachusetts
June 11, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Six-month Period Ended April 30, 2003 as Compared to the Similar Period in 2002

Realized and Unrealized Gains and Losses from Portfolio Investments

     For the six-month periods ended April 30, 2003 and 2002, the Company had a net realized gain/(loss) on security transactions of ($7,322,878) and $4,954,981, respectively. For the six-month periods ended April 30, 2003 and 2002, the Company had a net change in unrealized appreciation/(depreciation) on investments of $4,562,469 and ($7,232,407), respectively. The net realized loss for the period ended April 30, 2003 was primarily the result of the conclusion of the assignment for the benefit of creditors of ReleaseNow, Inc. ReleaseNow, Inc. a private company investment, transferred ownership of its assets for liquidation; the liquidation concluded and the Company received $65,850 as a pro rata distribution of claims against the assets. The Company, in concluding its sale of shares of common stock of Cardiac Science, Inc., recorded a realized gain of $538,331. The net change in unrealized appreciation for the period ended April 30, 2003 was principally the result of a reclassification of ReleaseNow, Inc. from unrealized depreciation to realized loss offset by declines in the valuations of private investment funds held by the Company. For the period ended April 30, 2002, the net realized gain was primarily the result of the Company's sale of shares of Cardiac Science, Inc. The net change in unrealized depreciation was principally the result of declines in the valuations of private investment funds.

Investment Income and Expenses

     For the six-month period ended April 30, 2003, the Company had investment income of $115,570 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser (as defined below), of $431,070, resulting in a net investment loss of ($315,500) as compared to interest income of $757,683 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $904,341, resulting in net investment loss of ($146,658) for the six-month period ended April 30, 2002. The primary reason for the decrease in investment income was a decrease short-term securities held by the Company as well as a decline in short-term interest rates. The reduction in net operating expenses is principally attributable to lower management investment advisory fees due to a decrease in the value of assets under management.

     For the three-month period ended April 30, 2003, the Company had investment income of $57,855 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser (as defined below), of $177,372, resulting in a net investment loss of ($119,517) as compared to interest income of $371,722 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $380,430, resulting in net investment loss of ($8,708) for the three-month period ended April 30, 2002. The primary reason for the decrease in investment income was a decrease in interest income due to a decline in short-term securities held and a reduction in short-term interest rates. The reduction in net operating expenses is principally attributable to lower management investment advisory fees.

     United States Trust Company of New York and U.S. Trust Company (together, the "Managing Investment Adviser") provide investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such management fee is determined and payable quarterly. For the six-month periods ended April 30, 2003 and 2002, the Managing Investment Adviser earned $360,068 and $733,665 in management fees, respectively. In addition, for the six-month periods ended April 30, 2003 and 2002, the change in allowance for the management incentive fee was $0 and ($1,263,006), respectively. As of April 30, 2003, there is no incentive fee receivable from the Managing Investment Adviser or payable by the Company. There was a payable by the Company to the Managing Investment Adviser of $1,263,006 at

April 30, 2002. For the six-month periods ended April 30, 2003 and 2002, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amounts of $174,379 and $92,237, respectively, as a result of expenses incurred in excess of those permitted pursuant to the Company's prospectus.

Net Assets

          At April 30, 2003, the Company's net assets were $54,607,933, or a net asset value per common share of $279.00. This represents a decrease of $3,075,909 from net assets of $57,683,842, or a net asset value per common share of $294.71, at October 31, 2002. The decline is due primarily to declines in the valuations of private investment funds held by the Company.

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

     At April 30, 2003, the Company held $133,254 in cash and $12,285,229 in short-term investments as compared to $0 in cash and $9,637,348 in short-term investments at October 31, 2002. The change in short-term investments from October 31, 2002 was the result of proceeds received for the sale of Cardiac Science, Inc. common shares as well as the prior year incentive fee receivable paid by the Managing Investment Adviser. In connection with the Company's commitments to private investment funds, a total of $58,250,000 has been contributed by the Company through April 30, 2003. The Company has no additional capital commitment obligations to the private funds it has invested in. The Company made no follow-on investments during the six-month period ended April 30, 2003.

     The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs.

Application of Critical Accounting Policies

     Under the supervision of the Company's Valuation and Audit Committees, consisting of the independent directors of the Company, the Managing Investment Adviser makes certain critical accounting estimates with respect to the valuation of portfolio investments. These estimates could have a material impact on the presentation of the Company's financial condition, because in total, they currently represent 70.6% of the Company's net assets at April 30, 2003. During the six-month period ended April 30, 2003, changes to these estimates, i.e. changes in the valuations of private investments, resulted in a $3.7 million decrease in net asset value.

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

     The valuation of the Company's private funds is based upon its pro-rata share of the value of the assets of a private fund as determined by such private fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company's investments in private funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Managing Investment Adviser, the Managing Investment Adviser, under supervision of the Board, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any.

     The Managing Investment Advisers also makes estimates regarding discounts on market prices of publicly traded securities where appropriate. For securities, which have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

     A majority of the Company's investment portfolio consists of securities in private companies and private investment funds, currently representing 70.6% of net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities are not subject to equity price risk normally associated with public equity markets, except that to the extent that the private investment funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. Nevertheless, the Company is directly exposed to equity price risk through its investments in the equity securities of two public companies, Concur Technologies, Inc. (NASDAQ: CNQR), Curon Medical, Inc. (NASDAQ: CURN). At April 30, 2003, these publicly traded equity securities were valued at $1,850,201, representing 3.4% of the investment portfolio. Thus, there is exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, representing a decrease in the value of these securities of $185,020. At October 31, 2002, publicly traded securities were valued at $2,680,289, representing 4.7% of the investment portfolio. Thus, there is exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, representing a decrease in the value of these securities of $268,029. The decrease in market value during the period ended April 30, 2003 was principally the result of the sale of the Company's remaining shares of Cardiac Science, Inc.

Item 4. Controls and Procedures.

   (a) The Company has established and maintained disclosure controls and procedures which are designed to provide reasonable assurance that material information relating to the Company is made known to its Co-Chief Executive Officers and its Treasurer. The Company has established a Disclosure Committee, which is made up of several key management employees of the Managing Investment Adviser and its affiliates, that report directly to the Company's Co-Chief Executive Officers and Treasurer. The Disclosure Committee monitors and evaluates these disclosure controls and procedures. The Co-Chief Executive Officers and Treasurer have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report. Based on this evaluation, the Co-Chief Executive Officers and Treasurer have concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that material information relating to the Company was made known to them during the period covered in this report. However, at the time the evaluation occurred, it was noted that the quarterly reports of the Company filed on Form 10-Q for the fiscal quarters ended April 30, 2001 and 2002 and July 31, 2001 and 2002 did not include Statements of Operations for the three month periods then ended and for the corresponding periods of the prior years. Such information is included in this Quarterly Report on Form 10-Q, and the Company will file appropriate amendments to its prior Reports.

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

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders of the Company was held at the offices of United States Trust Company 114 West 47th Street, New York, New York 10036 at 10:00 a.m. (New York time) on March 21, 2003 (the "Meeting"). Of the 195,730 shares outstanding as of January 24, 2003, the record date for the Meeting, 111,431 were present or represented by proxy at the Meeting. The shareholders of the Company approved the following matter: to elect each of Mr. Hover, Mr. Bernstein, Mr. Murphy and Mr. Imbimbo as Directors of the Company. The results of the voting for this proposal were as follows:

        1. Election of Directors:                For      Withheld
                                                 ---      --------
                 John C. Hover II               110,161       1,270
                 Gene M. Bernstein              110,226       1,205
                 Stephen V. Murphy              110,266       1,165
                 Victor F. Imbimbo, Jr.         110,126       1,305

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits.

        15 Independent Accountants' Acknowledgement Letter.

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


                                       EXCELSIOR PRIVATE EQUITY FUND II, INC.



Date:  June 16, 2003                   By: /s/ David I. Fann
                                          -----------------------------------
                                            David I. Fann
                                            Co-Chief Executive Officer

Date:  June 16, 2003                   By: /s/ Douglas A. Lindgren
                                          -----------------------------------
                                            Douglas A. Lindgren
                                            Co-Chief Executive Officer

Date:  June 16, 2003                   By: /s/ Robert F. Aufenanger
                                          -----------------------------------
                                            Robert F. Aufenanger
                                            Treasurer
                                            (Principal Financial Officer)

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

Date: June 16, 2003

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

Date: June 16, 2003

/s/ Douglas A. Lindgren
-------------------------------
Douglas A. Lindgren, Co-Chief Executive Officer

                           CERTIFICATION OF TREASURER

I, Robert F. Aufenanger, certify that:

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

Date: June 16, 2003

/s/ Robert F. Aufenanger
-------------------------------
Robert F. Aufenanger, Treasurer