Form 10-Q/A
period 2003-04-30
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2003-09-12
CIK 1036052

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-Q/A

                                (Amendment No. 1)

(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
    ACT OF 1934.

For the quarterly period ended April 30, 2003
                               -------------------------------------------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________  to ________________________


                        Commission file number 000-22277
                                               ------------

                     EXCELSIOR PRIVATE EQUITY FUND II, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

MARYLAND                                                                         22-3510108
--------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)     (I.R.S. Employer Identification No.)

114 West 47th Street, New York, NY                             10036-1532
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's Telephone Number, Including Area Code  (212) 852-1000
                                                    ----------------------------

________________________________________________________________________________
   Former Name, Former Address and Former Fiscal Year, if Changed Since last
                                    Report.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                              ---

     As of June 1, 2003, there were 195,730 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the "Amendment") amends the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, originally filed on June 16, 2003 (the "10-Q"). This Amendment is being filed to revise certain information in Part I, Items 1, 2 and 3 and Part II, Item 6 of the 10-Q to adjust the value of the Registrant's investment in Brentwood Associates III, LP to account for a computational error which understated the value by $1,229,187. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the 10-Q. The 10-Q, as amended by this Amendment, continues to speak as of the date of the original filing, and the Registrant has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the original filing of the 10-Q.

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

               INDEX                                                                               PAGE NO.
               -----                                                                               --------
     PART I.   FINANCIAL INFORMATION
                                                                                                       1
       Item 1. Financial Statements.

               Portfolio of Investments as of April 30, 2003.                                          2

               Statement of Assets and Liabilities at April 30, 2003 and October 31, 2002.             4

               Statement of Operations for the six-month periods ended April 30, 2003 and April        5
               30, 2002.

               Statement of Operations for the three-month periods ended April 30, 2003 and            6
               April 30, 2002.

               Statement of Changes in Net Assets for the six-month  periods ended April 30, 2003
               and April 30, 2002.                                                                     7

               Statement of Cash Flows for the  six-month  periods ended April 30, 2003 and April
               30, 2002.                                                                               8

               Financial Highlights at April 30, 2003 and April 30, 2002.                              9

               Notes to Financial Statements.                                                         10

               Independent Accountants' Review Report.                                                13

       Item 2. Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results of
               Operations.                                                                            14

       Item 3. Quantitative and Qualitative Disclosures about Market Risk.                            16

    Item 4. Controls and Procedures.                                          16

 PART II.   OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K.                                 16

SIGNATURES                                                                    17


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.


Excelsior Private Equity Fund II, Inc.
Portfolio of Investments (Unaudited)

                                                      April 30, 2003
                                                        (Restated)
                                              -------------------------------

PORTFOLIO STRUCTURE
-------------------

    SHORT-TERM INVESTMENTS:

       AGENCY OBLIGATIONS                     $   10,397,246           18.62%

       INVESTMENT COMPANIES                        1,887,983            3.38%

    PRIVATE INVESTMENT FUNDS                      29,270,316           52.42%

    PORTFOLIO COMPANIES                           12,356,536           22.13%
                                              --------------     ------------

    TOTAL INVESTMENTS                             53,912,081           96.55%
    OTHER ASSETS & LIABILITIES (NET)               1,925,039            3.45%
                                              --------------     ------------

    NET ASSETS                                $   55,837,120          100.00%
                                              ==============     ============

     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments (Unaudited)

                                                                                          April 30 2003
                                                                                          -------------

   Principal                                                          Acquisition      Coupon     Value (Restated)
 Amount/Shares                                                          Date ##      Rate/Yield       (Note 1)
 -------------                                                          -------      ----------       --------
                AGENCY OBLIGATIONS - 18.62%
 $   5,400,000  Federal Farm Credit Bank Discount Note, 5/06/03                          1.15%    $     5,399,137

     5,000,000  Federal Home Loan Mortgage Corporation Discount
                Note, 5/13/03                                                           1.155%          4,998,109
                                                                                                  ----------------
                  Total - Agency Obligations (Cost $10,397,246)                                        10,397,246

                PRIVATE INVESTMENT FUNDS #, ** - 52.42%
                Advanced Technology Ventures V, LP                    09/98-10/02                       1,617,586
                Brand Equity Ventures I, LP                           03/98-10/01                         597,178
                Brentwood Associates III, LP                          06/99-10/02                       4,308,397
                Broadview Capital Partners, LP                        04/99-10/02                       2,383,960
                Commonwealth Capital Ventures II, LP                  01/99-10/02                       1,823,034
                Communications Ventures III, LP                       11/98-05/00                         928,360
                Friedman, Fleischer & Lowe Capital Partners, LP       01/99-10/02                       4,183,561
                Mayfield X, LP                                        06/99-05/02                       1,210,890
                Mayfield X Annex Fund                                 07/02-10/02                         239,570
                Mid-Atlantic Venture Fund III, LP                     04/98-02/01                       1,991,202
                Morgenthaler Venture Partners V, LP                   10/98-08/01                       2,809,501
                Quad-C Partners V, LP                                 04/98-10/02                       5,130,643
                Sevin Rosen Fund VI, LP                               03/98-10/02                       1,100,883
                Trinity Ventures VI, LP                               09/98-10/02                         945,551
                                                                                                  ----------------
                  Total - Private Investment Funds (Cost                                               29,270,316
                $55,041,242)
                                                                                                  ----------------

                PRIVATE COMPANIES #, **, @ -18.82%
                  Common and Preferred Stocks - 15.29%
                    Biotechnology - 0.00%
     7,100,000  Protogene Laboratories, Inc., Preferred Series B      12/99-08/01                               -
                                                                                                  ----------------

                    Educational Services - 6.34%
        75,059  Mosaica Education, Inc., Preferred Series C              08/01                          3,537,722
                                                                                                  ----------------

                    Internet Services - Business - 8.95%
     1,428,572  Clear Orbit, Inc.                                        06/00
                                                                                                        5,000,013
     2,388,345  Firstsource Corp., Series A                              02/00                                  -
                                                                                                  ----------------
                                                                                                        5,000,013

                    Promissory Notes - 3.53%
                      Biotechnology - 0.0%
     2,140,000  Protogene Laboratories, Inc., Convertible
                  Promissory Note                                     08/01-01/02        4.25%                  -
                                                                                                  ----------------

                      Educational Services - 3.53%
       686,415  Mosaica Education, Inc., Bridge Notes                 02/01-08/01     0-13.00%            686,415
     1,025,748  Mosaica Education, Inc. (Advantage Schools),
                  Promissory Note                                     02/01-08/01     0-13.00%          1,025,748
       256,437  Mosaica Education, Inc. (ASI Texas LLC),
                  Promissory Note                                     02/01-08/01     0-13.00%            256,437
                                                                                                  ----------------
                                                                                                        1,968,600

                      Internet Services - Business - 0.00%
       750,000  Killerbiz, Inc., Promissory Note                      12/99-08/00        8.00%                  -
                                                                                                  ----------------
                  Total - Private Companies (Cost $33,324,692)                                         10,506,335
                                                                                                  ----------------

      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments (Unaudited) (continued)

                                                                                          April 30 2003
                                                                                          -------------

   Principal                                                          Acquisition      Coupon     Value (Restated)
 Amount/Shares                                                          Date ##      Rate/Yield       (Note 1)
 -------------                                                          -------      ----------       --------
                PUBLIC COMPANIES #, ** - 3.31%
                  Common Stock - 3.31%
                    Medical Devices - 1.94%

 $   2,381,088  Curon Medical, Inc. @                                    08/99                    $     1,085,776
                                                                                                  ----------------

                    Internet Services - Business - 1.37%
       211,987  Concur Technologies                                      10/02                            764,425
                                                                                                  ----------------

                    Warrants - Business - 0.00%
        76,950  Curon Medical, Inc. @                                    08/00                                  -
                                                                                                  ----------------

                                                                                                  ----------------
                Total - Public Companies (Cost $6,523,669)                                              1,850,201
                                                                                                  ----------------


                INVESTMENT COMPANIES - 3.38%
     1,887,983  Dreyfus Government Cash Management Fund
                (Cost $1,887,983)                                                                       1,887,983
                                                                                                  ----------------


                                                                                                  ----------------
TOTAL INVESTMENTS (Cost $107,174,832*) - 96.55%                                                        53,912,081
OTHER ASSETS & LIABILITIES (NET) - 3.45%                                                                1,925,039
                                                                                                  ----------------
NET ASSETS - 100.00%                                                                              $    55,837,120
                                                                                                  ================

*  Aggregate cost for federal tax and book purposes.
** Restricted as to public resale. Acquired between March 1, 1998 and October
   31, 2002. Total cost of restricted securities at April 30, 2003 aggregated $94,889,603. Total market value of restricted securities owned at April 30, 2003 was $41,626,852 or 74.55% of net assets.
#  Non-income producing security.
## Required disclosure for restricted securities only.
@ At April 30, 2003, the Company owned 5% or more of the company's outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at April 30, 2003 was $11,592,111.

      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

Excelsior Private Equity Fund II, Inc.
Statement of Assets and Liabilities

                                                       April 30, 2003      October 31, 2002
                                                         (Restated)
                                                     ------------------   ------------------
                                                        (Unaudited)
ASSETS:

Investment Securities, at Cost                         $  107,174,832       $   113,801,501
                                                       ==============       ===============

Investment Securities, at Value                        $   53,912,081       $    54,747,094

Cash                                                          133,254                     -
Receivables:
   Escrow receivable                                        1,817,148             1,817,148
   From Investment Adviser (Note 2)                           113,783             1,441,952
   Interest                                                   152,144               109,702
Other Assets                                                   25,268                52,616
                                                       --------------       ---------------

         Total Assets                                      56,153,678            58,168,512

LIABILITIES:

Managing Investment Advisory Fees Payable (Note 2)            173,132               191,628
Professional Fees Payable                                      60,031               140,000
Administration Fees Payable (Note 2)                           28,243                30,314
Directors' Fees Payable (Note 2)                               29,753                60,000
Accrued Expenses and Other Payables                            25,399                62,728
                                                       --------------       ---------------

         Total Liabilities                                    316,558               484,670
                                                       --------------       ---------------

NET ASSETS                                             $   55,837,120       $    57,683,842
                                                       ==============       ===============

NET ASSETS consist of:

Undistributed Net Investment Loss                      $     (315,500)      $             -
Accumulated Net Realized Loss on Investments              (29,827,477)          (22,504,599)
Net Unrealized Depreciation on Investments                (53,262,751)          (59,054,407)
Par Value                                                       1,957                 1,957
Paid in Capital in Excess of Par Value                    139,240,891           139,240,891
                                                       --------------       ---------------

         Total Net Assets                              $   55,837,120       $    57,683,842
                                                       ==============       ===============

Shares of Common Stock Outstanding                            195,730               195,730
                                                       --------------       ---------------

NET ASSET VALUE PER SHARE                              $       285.28       $        294.71
                                                       ==============       ===============

      Notes to Financial Statements are an integral part of these Financial
                                  Statements.

Excelsior Private Equity Fund II, Inc.
Statement of Operations (Unaudited)

                                                                Six Months Ended
                                                                    April 30,
                                                       2003 (Restated)            2002
                                                       ---------------      ----------------
INVESTMENT INCOME:

Interest Income                                        $       103,029      $        757,683
Dividend Income                                                 12,541                     -
                                                       ---------------      ----------------

         Total Income                                          115,570               757,683

EXPENSES:

Managing Investment Advisory Fees (Note 2)                     360,068               733,665
Administrative Fees (Note 2)                                    83,726                66,438
Professional Fees                                               80,831               121,701
Insurance Expense                                               32,327                25,093
Directors' Fees (Note 2)                                        29,753                29,753
Shareholder Reports                                             13,231                13,231
Miscellaneous Expense                                            5,513                 6,697
                                                       ---------------      ----------------

         Total Expenses                                        605,449               996,578

Fees Waived and Reimbursed by Adviser (Note 2)                (174,379)              (92,237)
                                                       ---------------      ----------------

         Net Expenses                                          431,070               904,341
                                                       ---------------      ----------------

NET INVESTMENT LOSS                                           (315,500)             (146,658)
                                                       ---------------      ----------------
REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS:

Net Realized Gain (Loss) on Security Transactions           (7,322,878)            4,954,981

Change in Unrealized Appreciation (Depreciation)
  On Investments                                             5,791,656            (7,232,407)
                                                       ---------------      ----------------
NET REALIZED AND UNREALIZED
  (LOSS) ON INVESTMENTS                                     (1,531,222)           (2,277,426)

Change in Management Incentive Fee                                   -            (1,263,006)
                                                       ---------------      ----------------
NET DECREASE IN NET
  ASSETS RESULTING FROM OPERATIONS                     $    (1,846,722)     $     (3,687,090)
                                                       ===============      ================

      Notes to Financial Statements are an integral part of these Financial
                                  Statements.

Excelsior Private Equity Fund II, Inc.
Statement of Operations (Unaudited)
                                                       Three Months Ended
                                                            April 30,
                                                 2003 (Restated)       2002
                                                 ---------------   ------------
INVESTMENT INCOME:

Interest Income                                  $        52,296   $    371,722
Dividend Income                                            5,559              -
                                                 ---------------   ------------

         Total Income                                     57,855        371,722

EXPENSES:

Managing Investment Advisory Fees (Note 2)               173,133        294,468
Administrative Fees (Note 2)                              40,647         43,761
Professional Fees                                         39,746         29,701
Insurance Expense                                         13,250          7,945
Directors' Fees (Note 2)                                  14,630         14,630
Shareholder Reports                                        6,506          6,506
Miscellaneous Expense                                      3,242         (5,458)
                                                 ---------------   ------------

         Total Expenses                                  291,154        391,553

Fees Waived and Reimbursed by Adviser (Note 2)          (113,782)       (11,123)
                                                 ---------------   ------------

         Net Expenses                                    177,372        380,430
                                                 ---------------   ------------

NET INVESTMENT LOSS                                     (119,517)        (8,708)
                                                 ---------------   ------------

REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS:

Net Realized Gain on Security Transactions                29,645      1,148,613

Change in Unrealized Appreciation (Depreciation)
  On Investments                                      (2,382,769)   (13,995,131)
                                                 ---------------   ------------
NET REALIZED AND UNREALIZED
  (LOSS) ON INVESTMENTS                               (2,353,124)   (12,846,518)

Change in Management Incentive Fee                             -        850,812
                                                 ---------------   ------------

NET DECREASE IN NET
  ASSETS RESULTING FROM OPERATIONS               $    (2,472,641)  $(12,004,414)
                                                 ===============   ============

     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

Excelsior Private Equity Fund II, Inc.
Statement of Changes in Net Assets (Unaudited)

                                                     Six Months Ended
                                                         April 30,
                                             2003 (Restated)         2002
                                             ---------------    ---------------
OPERATIONS:

Net Investment Loss                          $      (315,500)   $      (146,658)
Net Realized Gain (Loss) on Investments           (7,322,878)         4,954,981
Change in Unrealized Appreciation
  (Depreciation) on Investments                    5,791,656         (7,232,407)
Change in Allowance for Management
  Incentive Fee                                            -         (1,263,006)
                                             ---------------    ---------------
Net Decrease in Net Assets
  Resulting From Operations                       (1,846,722)        (3,687,090)

DISTRIBUTIONS TO SHAREHOLDERS FROM:
Net Investment Income                                      -         (5,981,822)
Return of Capital                                          -         (3,822,531)
                                             ---------------    ---------------
  Total Distributions                                      -         (9,804,353)

NET DECREASE IN NET ASSETS                        (1,846,722)       (13,491,443)

NET ASSETS:

Beginning of Period                               57,683,842        141,423,325
                                             ---------------    ---------------

End of Period                                $    55,837,120    $   127,931,882
                                             ===============    ===============

     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

Excelsior Private Equity Fund II, Inc.
Statement of Cash Flows (Unaudited)

                                                                            Six Months Ended April 30,
                                                                         2003 (Restated)        2002
                                                                         --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Decrease in Net Assets resulting from Operations .................  $    (1,846,722)  $   (3,687,090)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by operating activities:
   Change in unrealized appreciation on investments ...................       (5,791,656)       7,232,407
   Change in short-term investments ...................................       (2,647,881)      (9,401,334)
   Purchase of investments ............................................                -       (2,084,757)
   Proceeds from dispositions of investments ..........................        1,951,672        8,957,604
   Realized loss (gain) on investments ................................        7,322,878       (4,954,981)
   Decrease in receivable for investments sold ........................                -        3,920,263
   Decrease in receivable from investment adviser .....................        1,328,169        7,711,990
   Increase in interest receivable ....................................          (42,442)        (393,101)
   Decrease in other assets ...........................................           27,348          149,965
   Increase (decrease) in expenses payable ............................         (168,112)       2,001,605
                                                                         ---------------   --------------

     Net cash provided by operating activities ........................          133,254        9,452,571
                                                                         ---------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Distribution of net investment income ................................                -       (5,981,822)
 From return of capital ...............................................                -       (3,822,531)
                                                                         ---------------   --------------

     Net cash used in financing activities ............................                -       (9,804,353)
                                                                         ---------------   --------------

     Net change in cash ...............................................          133,254         (351,782)
                                                                         ---------------   --------------

       Cash at beginning of period ....................................                -          351,782
                                                                         ---------------   --------------
       Cash at end of period ..........................................  $       133,254   $            -
                                                                         ===============   ==============

      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

Excelsior Private Equity Fund II, Inc.
Financial Highlights (Unaudited)

Per Share Operating Performance:  (1)

                                                   Six Months Ended    Six Months Ended
                                                    April 30, 2003      April 30, 2002
                                                      (Restated)
                                                   ----------------    ----------------
NET ASSET VALUE, BEGINNING OF PERIOD                     $   294.71         $    722.54

INCOME FROM INVESTMENT OPERATIONS:                            (1.61)              (0.75)
Net Realized and Unrealized Gain on Investments               (7.82)             (11.64)
Change in Allowance for Management Incentive Fee                  -               (6.45)
                                                   ----------------    ----------------

     Total from Investment Operations                         (9.43)             (18.84)
                                                   ----------------    ----------------

DISTRIBUTIONS:

From Investment Income                                            -              (30.56)
Return of Capital                                                 -              (19.53)
                                                   ----------------    ----------------

     Total Distributions                                          -              (50.09)
                                                   ----------------    ----------------

NET ASSET VALUE, END OF PERIOD                           $   285.28         $    653.61
                                                   ================    ================

TOTAL NET ASSET VALUE RETURN (3),(4)                          (3.20)%             (2.61)%
                                                   ================    ================

Ratios and supplemental data:
Net Assets, End of Period (000's)                        $   55,837         $   127,932
Ratios to Average Net Assets (2)
   Gross Expenses (5)                                          2.11 %              1.46 %
   Net Expenses                                                1.50 %              1.33 %
   Net Investment Loss                                        (1.10)%             (0.21)%
Portfolio Turnover (3)                                         0.00 %              1.51 %

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

          At April 30, 2003, market quotations were not readily available for securities valued at $39,776,651. Such securities were valued by the Managing Investment Adviser under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

          At April 30, 2003, the tax basis of the Company's investments for federal income tax purposes amounted to $107,174,832. The net unrealized depreciation amounted to $53,262,751 which is comprised of gross unrealized appreciation of $1,467,681 and aggregate gross unrealized depreciation of $54,730,432.

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

Note 4 -- Transactions with Affiliated Portfolio Companies

     An affiliated company is a company in which the Company has ownership of at least 5% of the voting securities. Transactions with companies, which are or were affiliates are as follows:

                                                   For the Six Month Period Ended April 30, 2003
                                           ------------------------------------------------------------
                                                                                                         Cumulative
                                October 31,                               Sale/ Merger     Realized        Value
Affiliate                       2002 Value    Purchases     Interest        Proceeds      Gain (Loss)     (Note 1)
-------------------------------------------------------------------------------------------------------------------
Cardiac Science, Inc.           $ 1,421,986    $      --     $     --     $ 1,241,040     $   538,331     $      --

ReleaseNow, Inc./Release
Software Corp.                           --           --           --          65,850      (7,890,855)           --
-------------------------------------------------------------------------------------------------------------------
Total                           $ 1,421,986    $      --     $     --     $ 1,306,890     $(7,352,524)    $      --
                              =====================================================================================

                     Independent Accountants' Review Report

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

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements and financial highlights referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the statement of assets and liabilities, including the portfolio of investments, as of October 31, 2002, the related statements of operations and cash flows for the year then ended, the statement of changes in net assets for each of the two years then ended and the financial highlights for each of the five years then ended (not presented herein) and in our report dated December 17, 2002, we expressed an unqualified opinion on those financial statements and financial highlights. In our opinion, the information set forth in the accompanying condensed balance sheet as of October 31, 2002, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                                ERNST & YOUNG LLP

Boston, Massachusetts
September 5, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Six-month Period Ended April 30, 2003 as Compared to the Similar Period in 2002

Realized and Unrealized Gains and Losses from Portfolio Investments

     For the six-month periods ended April 30, 2003 and 2002, the Company had a net realized gain/(loss) on security transactions of ($7,322,878) and $4,954,981, respectively. For the six-month periods ended April 30, 2003 and 2002, the Company had a net change in unrealized appreciation/(depreciation) on investments of $5,791,656 and ($7,232,407), respectively. The net realized loss for the period ended April 30, 2003 was primarily the result of the conclusion of the assignment for the benefit of creditors of ReleaseNow, Inc. ReleaseNow, Inc. a private company investment, transferred ownership of its assets for liquidation; the liquidation concluded and the Company received $65,850 as a pro rata distribution of claims against the assets. The Company, in concluding its sale of shares of common stock of Cardiac Science, Inc., recorded a realized gain of $538,331. The net change in unrealized appreciation for the period ended April 30, 2003 was principally the result of a reclassification of ReleaseNow, Inc. from unrealized depreciation to realized loss offset by declines in the valuations of private investment funds held by the Company. For the period ended April 30, 2002, the net realized gain was primarily the result of the Company's sale of shares of Cardiac Science, Inc. The net change in unrealized depreciation was principally the result of declines in the valuations of private investment funds.

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

Net Assets

     At April 30, 2003, the Company's net assets were $55,837,120, or a net asset value per common share of $285.28. This represents a decrease of $1,846,722 from net assets of $57,683,842, or a net asset value per common share of $294.71, at October 31, 2002. The decline is due primarily to declines in the valuations of private investment funds held by the Company.

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

Application of Critical Accounting Policies

         Under the supervision of the Company's Valuation and Audit Committees, consisting of the independent directors of the Company, the Managing Investment Adviser makes certain critical accounting estimates with respect to the valuation of portfolio investments. These estimates could have a material impact on the presentation of the Company's financial condition, because in total, they currently represent 71.2% of the Company's net assets at April 30, 2003. During the six-month period ended April 30, 2003, changes to these estimates, i.e. changes in the valuations of private investments, resulted in a $2.5 million decrease in net asset value.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

     A majority of the Company's investment portfolio consists of securities in private companies and private investment funds, currently representing 71.2% of net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities are not subject to equity price risk normally associated with public equity markets, except that to the extent that the private investment funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. Nevertheless, the Company is directly exposed to equity price risk through its investments in the equity securities of two public companies, Concur Technologies, Inc. (NASDAQ: CNQR), Curon Medical, Inc. (NASDAQ: CURN). At April 30, 2003, these publicly traded equity securities were valued at $1,850,201, representing 3.4% of the investment portfolio. Thus, there is exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, representing a decrease in the value of these securities of $185,020. At October 31, 2002, publicly traded securities were valued at $2,680,289, representing 4.7% of the investment portfolio. Thus, there is exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, representing a decrease in the value of these securities of $268,029. The decrease in market value during the period ended April 30, 2003 was principally the result of the sale of the Company's remaining shares of Cardiac Science, Inc.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits.

        15      Independent Accountants' Acknowledgement Letter.

        31.1 Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.3 Certification of Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K.
        None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EXCELSIOR PRIVATE EQUITY FUND II, INC.


Date: September 12, 2003                  By: /s/ David I. Fann
                                              ----------------------------------
                                              David I. Fann
                                              Co-Chief Executive Officer


Date: September 12, 2003                  By: /s/ Douglas A. Lindgren
                                              ----------------------------------
                                              Douglas A. Lindgren
                                              Co-Chief Executive Officer


Date: September 12, 2003                  By: /s/ Robert F. Aufenanger
                                              ----------------------------------
                                              Robert F. Aufenanger
                                              Treasurer
                                              (Principal Financial Officer)