Form 10-Q
period 2003-07-31
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2003-09-15
CIK 1036052

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-
    ACT OF 1934.

For the quarterly period ended July 31, 2003
                               -------------------------------------------------

                                       OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from ______________________ to ______________________

                        Commission file number 000-22277
                                               ------------------

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                              -

     As of September 1, 2003, there were 195,730 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

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

                 INDEX                                                                                  PAGE NO.
                 -----                                                                                  --------
       PART I.   FINANCIAL INFORMATION


        Item 1.  Financial Statements.                                                                     1

                 Portfolio of Investments as of July 31, 2003.                                             2

                 Statement of Assets and Liabilities at July 31, 2003 and October 31, 2002.                4

                 Statement of Operations for the nine-month periods ended July 31, 2003 and July
                 31, 2002.                                                                                 5

                 Statement of Operations for the three-month periods ended July 31, 2003 and July
                 31, 2002.                                                                                 6

                 Statement of Changes in Net Assets for the nine-month  periods ended July 31, 2003
                 and July 31, 2002.                                                                        7

                 Statement of Cash Flows for the  nine-month  periods  ended July 31, 2003 and July
                 31, 2002.                                                                                 8

                 Financial Highlights at July 31, 2003 and July 31, 2002.                                  9

                 Notes to Financial Statements.                                                            10

                 Independent Accountants' Review Report.                                                   13


        Item 2.  Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results of
                 Operations.                                                                               14

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                               16

        Item 4.  Controls and Procedures.                                                                  16

       PART II.  OTHER INFORMATION

        Item 1.  Legal Proceedings.                                                                        17

        Item 2.  Changes in Securities and Use of Proceeds.                                                17

        Item 3.  Defaults Upon Senior Securities.                                                          17

        Item 4.  Submission of Matters to a Vote of Security Holders.                                      17

        Item 5.  Other Information.                                                                        17

     Item 6.  Exhibits and Reports on Form 8-K.                         17


SIGNATURES                                                              18

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.


Excelsior Private Equity Fund II, Inc.
Portfolio of Investments (Unaudited)

                                                       July 31, 2003
                                           ------------------------------------

PORTFOLIO STRUCTURE                             Value          Percent of Net
-------------------
                                                                   Assets
                                           ---------------     ----------------

  SHORT-TERM INVESTMENTS:

   AGENCY OBLIGATIONS                      $    12,125,000                21.07%

   INVESTMENT COMPANIES                          1,887,983                 3.28%

  PRIVATE INVESTMENT FUNDS                      29,324,685                50.96%

  PORTFOLIO COMPANIES                           12,400,686                21.55%

                                           ---------------     ----------------

  TOTAL INVESTMENTS                             55,738,354                96.86%
  OTHER ASSETS & LIABILITIES (NET)               1,804,364                 3.14%
                                           ---------------     ----------------
  NET ASSETS                               $    57,542,718               100.00%
                                           ===============     ================

                  Notes to Financial Statements are an integral
                       part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments (Unaudited)

                                                                                                 July 31, 2003
                                                                                                 -------------
  Principal                                                            Acquisition       Coupon               Value
Amount/Shares                                                            Date ##       Rate/Yield            (Note 1)
-------------                                                            -------       ----------            --------
                AGENCY OBLIGATIONS - 21.07%
  $ 12,125,000  Federal Home Loan Mortgage Corporation Discount
                Note, 8/01/03 (Cost $12,125,000)                                          1.00%        $      12,125,000

                PRIVATE INVESTMENT FUNDS #, ** - 50.96%
                Advanced Technology Ventures V, LP                     09/98-10/02                             1,499,735
                Brand Equity Ventures I, LP                            03/98-10/01                               587,164
                Brentwood Associates III, LP                           06/99-10/02                             4,286,920
                Broadview Capital Partners, LP                         04/99-10/02                             2,355,813
                Commonwealth Capital Ventures II, LP @                 01/99-10/02                             1,784,700
                Communications Ventures III, LP                        11/98-05/00                             1,051,544
                Friedman, Fleischer & Lowe Capital Partners, LP        01/99-10/02                             4,145,880
                Mayfield X, LP                                         06/99-05/02                             1,021,077
                Mayfield X Annex Fund                                  07/02-10/02                               238,074
                Mid-Atlantic Venture Fund III, LP @                    04/98-02/01                             1,866,082
                Morgenthaler Venture Partners V, LP                    10/98-08/01                             2,781,497
                Quad-C Partners V, LP                                  04/98-10/02                             5,612,040
                Sevin Rosen Fund VI, LP                                03/98-10/02                             1,185,781
                Trinity Ventures VI, LP                                09/98-10/02                               908,378
                                                                                                       ------------------
                  Total - Private Investment Funds (Cost                                                      29,324,685
                $54,817,599)
                                                                                                       ------------------

                PRIVATE COMPANIES #, **, - 19.04%
                  Preferred Stocks - 14.84%
                     Educational Services - 6.15%
        75,059  Mosaica Education, Inc.,  Series C @                      08/01                                3,537,722
                                                                                                       ------------------

                     Internet Services - Business - 8.69%
     1,428,572  Clear Orbit, Inc., Series A @                             06/00                                5,000,013
     2,388,345  Firstsource Corp., Series A @                             02/00                                       --
                                                                                                       ------------------
                                                                                                               5,000,013

                  Promissory Notes - 4.20%
                     Biotechnology - 0.78%
       451,412  Metrigen, Inc., Promissory Note                           07/03            6.00%                 451,412
                                                                                                       ------------------

                     Educational Services - 3.42%
       686,415  Mosaica Education, Inc., Bridge Notes @                02/01-08/01      0-13.00%                 686,415
     1,025,748  Mosaica Education, Inc. (Advantage Schools),
                  Promissory Note  @                                   02/01-08/01      0-13.00%               1,025,748
       256,437  Mosaica Education, Inc. (ASI Texas LLC),
                  Promissory Note @                                    02/01-08/01      0-13.00%                 256,437
                                                                                                       ------------------
                                                                                                               1,968,600

                     Internet Services - Business - 0.00%
       750,000  Killerbiz, Inc., Promissory Note @                     12/99-08/00         8.00%                      --
                                                                                                       ------------------

                  Warrants - 0.00%
                     Biotechnology - 0.00%
        62,326  Metrigen, Inc.                                            07/03                                       --
                                                                                                       -------------------

                Total - Private Companies  (Cost $25,956,104)                                                 10,957,747
                                                                                                       -------------------

                  Notes to Financial Statements are an integral
                      part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments (Unaudited) (continued)

                                                                                                      July 31, 2003
                                                                                                      -------------
  Principal                                                             Acquisition        Coupon                Value
Amount/Shares                                                             Date ##        Rate/Yield             (Note 1)
-------------                                                             -------        ----------             --------
                  PUBLIC COMPANIES #, ** - 2.51%
                    Common Stock - 2.51%
                        Medical Devices - 2.51%

       2,381,088  Curon Medical, Inc. @                                    08/99                       $         1,442,939
                                                                                                       --------------------

                        Warrants - Business - 0.00%
          76,950  Curon Medical, Inc. @                                    08/00                                        --
                                                                                                       --------------------


                  Total - Public Companies (Cost $6,124,143)                                                     1,442,939
                                                                                                       --------------------

                                                                                                       --------------------
                  Total - Portfolio Companies (Cost $32,080,247)                                                12,400,686
                                                                                                       --------------------

                  INVESTMENT COMPANIES - 3.28%
       1,887,983  Dreyfus Government Cash Management Fund
                  (Cost $1,887,983)                                                                              1,887,983
                                                                                                       --------------------


                                                                                                       --------------------
TOTAL INVESTMENTS (Cost $100,910,829*) - 96.86%                                                                 55,738,354
OTHER ASSETS & LIABILITIES (NET) - 3.14%                                                                         1,804,364
                                                                                                       --------------------
NET ASSETS - 100.00%                                                                                   $        57,542,718
                                                                                                       ====================

*   Aggregate cost for federal tax and book purposes.
** Restricted as to public resale. Acquired between March 1, 1998 and July 31, 2003. Total cost of restricted securities at July 31, 2003 aggregated $86,897,846. Total market value of restricted securities owned at July 31, 2003 was $41,725,371 or 72.51% of net assets.
#   Non-income producing security.
##  Required disclosure for restricted securities only.
@ At July 31, 2003, the Company owned 5% or more of the company's outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at July 31, 2003 was $15,600,056.

                  Notes to Financial Statements are an integral
                      part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.
Statement of Assets and Liabilities

                                                           July 31, 2003               October 31, 2002
                                                         -----------------            ------------------
                                                            (Unaudited)
ASSETS:

Investment Securities, at Cost                             $ 100,910,829                 $ 113,801,501
                                                           =============                 =============

Investment Securities, at Value                            $  55,738,354                 $  54,747,094


Cash                                                           1,878,967                             -
Receivables:
   Escrow receivable                                                   -                     1,817,148
   From Investment Adviser (Note 2)                               62,504                     1,441,952
   Interest                                                      174,288                       109,702
Other Assets                                                      14,720                        52,616
                                                           -------------                 -------------

         Total Assets                                         57,868,833                    58,168,512

LIABILITIES:

Managing Investment Advisory Fees Payable (Note 2)               179,985                       191,628
Professional Fees Payable                                         61,755                       140,000
Directors' Fees Payable (Note 2)                                  44,876                        60,000
Administration Fees Payable (Note 2)                              28,001                        30,314
Accrued Expenses and Other Payables                               11,498                        62,728
                                                           -------------                 -------------

         Total Liabilities                                       326,115                       484,670
                                                           -------------                 -------------

NET ASSETS                                                 $  57,542,718                 $  57,683,842
                                                           =============                 =============

NET ASSETS consist of:

Undistributed Net Investment Loss                          $    (470,872)                $           -
Accumulated Net Realized Loss on Investments                 (36,056,783)                  (22,504,599)
Net Unrealized Depreciation on Investments                   (45,172,475)                  (59,054,407)
Par Value                                                          1,957                         1,957
Paid in Capital in Excess of Par Value                       139,240,891                   139,240,891
                                                           -------------                 -------------

         Total Net Assets                                  $  57,542,718                 $  57,683,842
                                                           =============                 =============

Shares of Common Stock Outstanding                               195,730                       195,730
                                                           -------------                 -------------

NET ASSET VALUE PER SHARE                                  $      293.99                 $      294.71
                                                           =============                 =============

                  Notes to Financial Statements are an integral
                       part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.
Statement of Operations (Unaudited)

                                                                      Nine Months Ended
                                                                           July 31,
                                                                   2003                2002
                                                               ------------        ------------
INVESTMENT INCOME:

Interest Income                                                $    158,535        $  1,211,110
Dividend Income                                                      17,603                   -
                                                               ------------        ------------

         Total Income                                               176,138           1,211,110

EXPENSES:

Managing Investment Advisory Fees (Note 2)                          540,053           1,022,816
Administrative Fees (Note 2)                                        125,813             122,463
Professional Fees                                                    99,246             169,087
Insurance Expense                                                    45,967              37,397
Directors' Fees (Note 2)                                             44,876              44,876
Shareholder Reports                                                  19,956              19,956
Miscellaneous Expense                                                 7,983              10,097
                                                               ------------        ------------

         Total Expenses                                             883,894           1,426,692

Fees Waived and Reimbursed by Adviser (Note 2)                     (236,884)           (157,666)
                                                               ------------        ------------

         Net Expenses                                               647,010           1,269,026
                                                               ------------        ------------

NET INVESTMENT LOSS                                                (470,872)            (57,916)
                                                               ------------        ------------

REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS:

Net Realized Gain (Loss) on Security Transactions               (13,552,184)         13,272,539

Change in Unrealized Appreciation (Depreciation)
  On Investments                                                 13,881,932         (30,282,720)
                                                               ------------        ------------

NET REALIZED AND UNREALIZED
 GAIN (LOSS) ON INVESTMENTS                                         329,748         (17,010,181)

Change in Management Incentive Fee                                        -           1,077,914
                                                               ------------        ------------

NET DECREASE IN NET
  ASSETS RESULTING FROM OPERATIONS                             $   (141,124)       $(15,990,183)
                                                               ============        ============

                  Notes to Financial Statements are an integral
                       part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.
Statement of Operations (Unaudited)

                                                         Three Months Ended
                                                              July 31,
                                                        2003            2002
                                                    ------------    ------------
INVESTMENT INCOME:

Interest Income                                     $     55,506    $    453,427
Dividend Income                                            5,062               -
                                                    ------------    ------------

         Total Income                                     60,568         453,427

EXPENSES:

Managing Investment Advisory Fees (Note 2)               179,985         289,151
Administrative Fees (Note 2)                              42,087          56,025
Professional Fees                                         18,415          47,386
Insurance Expense                                         13,640          12,304
Directors' Fees (Note 2)                                  15,123          15,123
Shareholder Reports                                        6,725           6,725
Miscellaneous Expense                                      2,470           3,400
                                                    ------------    ------------

         Total Expenses                                  278,445         430,114

Fees Waived and Reimbursed by Adviser (Note 2)           (62,505)        (65,429)
                                                    ------------    ------------

         Net Expenses                                    215,940         364,685
                                                    ------------    ------------

NET INVESTMENT INCOME (LOSS)                            (155,372)         88,742
                                                    ------------    ------------

REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS:

Net Realized Gain (Loss) on Security Transactions     (6,229,306)      8,317,558

Change in Unrealized Appreciation (Depreciation)
  On Investments                                       8,090,276     (23,050,313)
                                                    ------------    ------------

NET REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS                                1,860,970     (14,732,755)

Change in Management Incentive Fee                             -       2,340,920
                                                    ------------    ------------

NET INCREASE (DECREASE) IN NET
  ASSETS RESULTING FROM OPERATIONS                  $  1,705,598    $(12,303,093)
                                                    ============    ============

                 Notes to Financial Statements are an integral
                      part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.
Statement of Changes in Net Assets (Unaudited)

                                                          Nine Months Ended
                                                              July 31,
                                                        2003            2002
                                                   -------------    -------------
OPERATIONS:

Net Investment (Loss)                              $    (470,872)   $     (57,916)
Net Realized Gain (Loss) on Investments              (13,552,184)      13,272,539
Change in Unrealized Appreciation (Depreciation)
 on Investments                                       13,881,932      (30,282,720)
Change in Allowance for Management Incentive
 Fee                                                           -        1,077,914
                                                   -------------    -------------
Net Decrease in Net Assets
 Resulting From Operations                              (141,124)     (15,990,183)

DISTRIBUTIONS TO SHAREHOLDERS FROM:
Net Investment Income                                          -       (5,981,822)
Return of Capital                                              -       (3,822,531)
                                                   -------------    -------------
  Total Distributions                                          -       (9,804,353)

NET DECREASE IN NET ASSETS                              (141,124)     (25,794,536)

NET ASSETS:

Beginning of Period                                   57,683,842      141,423,325
                                                   -------------    -------------

End of Period                                      $  57,542,718    $ 115,628,789
                                                   =============    =============

                 Notes to Financial Statements are an integral
                      part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.
Statement of Cash Flows (Unaudited)

                                                                                 Nine Months Ended July 31,

                                                                                2003                   2002
                                                                            ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Decrease in Net Assets Resulting from Operations ...................  $   (141,124)          $(15,990,183)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
    Change in unrealized depreciation (appreciation) on investments ......   (13,881,932)            30,282,720
    Change in short-term investments .....................................    (4,375,635)           (31,526,764)
    Purchase of investments ..............................................            --             (5,292,683)
    Proceeds from dispositions of investments ............................     3,820,946             34,340,923
    Realized loss (gain) on investments ..................................    13,552,184            (13,272,539)
    Decrease in receivable for investments sold ..........................            --              3,920,263
    Decrease in receivable from investment adviser .......................     1,379,448              7,657,683
    Increase in incentive fee receivable .................................            --             (1,077,914)
    Increase in interest receivable ......................................       (64,586)               (72,124)
    Liquidation of escrow receivable .....................................     1,710,325                     --
    Decrease in other assets .............................................        37,896                156,579
    Increase (decrease) in expenses payable ..............................      (158,555)               326,610
                                                                            ------------           ------------
       Net cash provided by operating activities .........................     1,878,967              9,452,571
                                                                            ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Distribution of net investment income ...................................            --             (5,981,822)
 From return of capital ..................................................            --             (3,822,531)
                                                                            ------------           ------------
       Net cash used in financing activities .............................            --             (9,804,353)
                                                                            ------------           ------------
       Net change in cash ................................................     1,878,967               (351,782)
                                                                            ------------           ------------
         Cash at beginning of period .....................................            --                351,782
                                                                            ------------           ------------
         Cash at end of period ...........................................  $  1,878,967           $         --
                                                                            ============           ============

                  Notes to Financial Statements are an integral
                      part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.
Financial Highlights (Unaudited)

Per Share Operating Performance:  (1)

                                                     Nine Months Ended    Nine Months Ended
                                                       July 31, 2003        July 31, 2002
                                                     -----------------    -----------------
NET ASSET VALUE, BEGINNING OF PERIOD                 $          294.71    $          722.54

INCOME FROM INVESTMENT OPERATIONS:
Net Investment Loss                                              (2.41)               (0.30)
Net Realized and Unrealized Gain on Investments                   1.69               (86.90)
Change in Allowance for Management Incentive Fee                    --                 5.51
                                                     -----------------    -----------------
   Total from Investment Operations                              (0.72)              (81.69)
                                                     -----------------    -----------------
DISTRIBUTIONS:
From Investment Income                                              --               (30.56)
Return of Capital                                                   --               (19.53)
                                                     -----------------    -----------------
   Total Distributions                                              --               (50.09)
                                                     -----------------    -----------------
NET ASSET VALUE, END OF PERIOD                       $          293.99    $          590.76
                                                     =================    =================
TOTAL NET ASSET VALUE RETURN (3),(4)                             (0.24)%             (11.31)%
                                                     =================    =================
Ratios and supplemental data:
Net Assets, End of Period (000's)                    $          57,543    $         115,629
Ratios to Average Net Assets (2)
   Gross Expenses (5)                                             2.07%                1.45%
   Net Expenses                                                   1.51%                1.29%
   Net Investment Loss                                           (1.10)%              (0.06)%
Portfolio Turnover (3)                                            0.00%                5.68%

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

     The financial information for the Company as of July 31, 2003 and 2002 and for the three and nine-month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading at such dates and for those periods. These financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-K for the year ended October 31, 2002. Operating results for the three or nine months ended July 31, 2003 are not necessarily indicative of the results that may be expected for the entire year.

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

       At July 31, 2003, market quotations were not readily available for securities valued at $40,282,432. Such securities were valued by the Managing Investment Adviser under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

       The Company has an unused capital loss carryforward at October 31, 2002 of $22,323,602 available for income tax purposes, to be applied against future net security profits, if any, realized after October 31, 2002. If not applied, $8,602,181 of the carryover will expire in 2009 and $13,721,421 will expire in 2010.

       At July 31, 2003, the tax basis of the Company's investments for federal income tax purposes amounted to $100,910,829. The net unrealized depreciation amounted to $45,172,475 which is comprised of gross unrealized appreciation of $1,584,179 and aggregate gross unrealized depreciation of $46,756,654.

Note 2 -- Investment Advisory Fee, Administration Fee and Related Party Transactions

       Prior to June 1, 2003, and pursuant to an Investment Management Agreement ("Agreement"), United States Trust Company of New York ("U.S. Trust NY") and U.S. Trust Company ("U.S. Trust") served as the Managing Investment Adviser to the Company. Under the Agreement, for the services provided, the Managing Investment Adviser is entitled to receive a management fee at the annual rate of 1.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested or committed to be invested in Portfolio Companies or Private Funds and equal to an annual rate of 0.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested in short-term investments and are not committed to Portfolio Companies or Private Funds. Prior to June 1, 2003, and pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement") among the Company, U.S. Trust NY, U.S. Trust and U.S. Trust Company, N.A., U.S. Trust Company, N.A. served as the investment sub-adviser to the Company and received an investment management fee from the Managing Investment Adviser.

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

     U.S. Trust NY is a New York state-chartered bank and trust company and a member bank of the Federal Reserve System. Effective June 1, 2003, U.S. Trust merged into U.S. Trust Company, N.A., a nationally chartered bank. Pursuant to an assumption agreement dated June 1, 2003, U.S. Trust Company, N.A. has assumed the duties and obligations of U.S. Trust under the Agreement. Pursuant to a termination agreement among the Company, U.S. Trust NY, U.S. Trust and U.S. Trust Company, N.A., the Sub-Advisory Agreement terminated on June 1, 2003. As a result, U.S. Trust Company, N.A., acting through its registered investment advisory division, U.S. Trust Company, N.A. Asset Management Division, serves with U.S. Trust NY, acting through its registered investment advisory division, U.S. Trust - New York Asset Management Division, as Managing Investment Adviser to the Company. The merger will have no impact on the management or operations of the investment advisory functions performed for the Company, and does not constitute a change in control. U.S. Trust NY and U.S. Trust Company, N.A. are each a wholly-owned subsidiary of U.S. Trust Corporation, a registered bank holding company. U.S. Trust Corporation is a wholly-owned subsidiary of The Charles Schwab Corporation.

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

     The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25% of the Company's average net assets. This reimbursement amounted to $236,884 for the nine-month period ended July 31, 2003.

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

     During the nine-month period ended July 31, 2003, the Company executed a sale of 94,430 shares of Pivotal Corporation common stock through Charles Schwab Strategic Trading Group ("CSSTG"), an affiliate of the Company. As part of this transaction, CSSTG received $1,889 in brokerage commissions.

Note 3 -- Purchases and Sales of Securities

     Excluding short-term investments, the Company had $0 in purchases and $3,559,862 in sales of securities for the nine-month period ended July 31, 2003. Excluding short-term investments, the Company had $5,292,683 in purchases and $34,189,523 in sales of securities for the nine-month period ended July 31, 2002.

     The Company received distributions from private investment funds in the amount of $261,084 for the nine-month period ended July 31, 2003. The Company received distributions from private investment funds in the amount of $151,400 for the nine-month period ended July 31, 2002.

Note 4 -- Transactions with Affiliated Portfolio Companies

     An affiliated company is a company in which the Company has ownership of at least 5% of the voting securities. Transactions with companies, which are or were affiliates are as follows:

                                                   For the Nine Month Period Ended July 31, 2003
                                             ---------------------------------------------------------
                                                                                                            Cumulative
                                October 31,                               Sale/ Merger      Realized          Value
Affiliate                       2002 Value     Purchases     Interest       Proceeds       Gain (Loss)       (Note 1)
------------------------------------------------------------------------------------------------------------------------
Cardiac Science, Inc.          $  1,421,986      $  --        $  --       $ 1,241,040     $    538,331        $    --
Protogene Laboratories, Inc.,
Preferred Series B                       --         --           --           557,503       (5,122,497)            --
Protogene Laboratories, Inc.,
Promissory Note                          --         --           --                --       (2,140,000)            --
ReleaseNow, Inc./Release
Software Corp.                           --         --           --            65,850       (7,890,855)            --
------------------------------------------------------------------------------------------------------------------------
Total                          $  1,421,986      $  --        $  --       $ 1,864,393     $(14,615,021)       $    --
                              ==========================================================================================

                     Independent Accountants' Review Report

To the Shareholders and Board of Directors of Excelsior Private Equity Fund II, Inc.

We have reviewed the accompanying statement of assets and liabilities of Excelsior Private Equity Fund II, Inc. ("the Fund"), including the portfolio of investments, as of July 31, 2003, the related statements of operations for the three-month and nine-month periods ended July 31, 2003 and 2002, and the statement of changes in net assets, the statement of cash flows, and the financial highlights for the nine-month periods ended July 31, 2003 and 2002. These financial statements and financial highlights are the responsibility of the Fund's management.

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

Nine-month Period Ended July 31, 2003 as Compared to the Similar Period in 2002

Realized and Unrealized Gains and Losses from Portfolio Investments

         For the nine-month periods ended July 31, 2003 and 2002, the Company had a net realized gain/(loss) on security transactions of ($13,552,184) and $13,272,539, respectively. For the nine-month periods ended July 31, 2003 and 2002, the Company had a net change in unrealized appreciation/(depreciation) on investments of $13,881,932 and ($30,282,720), respectively. The net realized loss for the period ended July 31, 2003 was primarily the result of (i) the conclusion of the assignment for the benefit of creditors of ReleaseNow, Inc., resulting in a realized loss of $7,890,854. ReleaseNow, Inc. a private company investment, transferred ownership of its assets for liquidation; the liquidation concluded and the Company received $65,850 as a pro rata distribution of claims against the assets, and (ii) the acquisition of the assets of Protogene Laboratories, Inc. by Metrigen, Inc., resulting in a realized loss of $7,262,497. The Company, in concluding its sale of shares of common stock of Cardiac Science, Inc. and Concur Technologies, Inc., also recorded realized gains of $538,331 and $1,140,015 during the period, respectively.

         The net change in unrealized appreciation for the period ended July 31, 2003 was principally the result of a reclassification of ReleaseNow, Inc. and Protogene Laboratories, Inc. from unrealized depreciation to realized loss, offset by declines in the valuations of private investment funds held by the Company. For the period ended July 31, 2002, the net realized gain was primarily the result of the Company's sale of shares of Cardiac Science, Inc. and the sale of PowerSmart, Inc. The net change in unrealized depreciation was principally the result of declines in the valuations of private investment funds and public company investments, as well as the sale of PowerSmart, Inc., which was previously held at an unrealized gain.

Investment Income and Expenses

         For the nine-month period ended July 31, 2003, the Company had investment income of $176,138 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser (as defined below), of $647,010, resulting in a net investment loss of ($470,872). In comparison, the Company had investment income of $1,211,110 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $1,269,026, resulting in net investment loss of ($57,916) for the nine-month period ended July 31, 2002. The primary reason for the decrease in investment income was a decrease short-term securities held by the Company as well as a decline in short-term interest rates. The reduction in net operating expenses is principally attributable to lower management investment advisory fees due to a decrease in the value of assets under management.

         For the three-month period ended July 31, 2003, the Company had investment income of $60,568 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser (as defined below), of $215,940, resulting in a net investment loss of ($155,372). In comparison, the Company had investment income of $453,427 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $364,685, resulting in net investment income of $88,742 for the three-month period ended July 31, 2002. The primary reason for the decrease in investment income was a decrease in interest income due to a decline in short-term securities held and a reduction in short-term interest rates. The reduction in net operating expenses is principally attributable to lower management investment advisory fees.

         United States Trust Company of New York, acting through its registered investment advisory division, U.S. Trust - New York Asset Management Division, and U.S. Trust Company, N.A., acting through its registered investment advisory division, U.S. Trust Company, N.A. Asset Management Division (together, the "Managing Investment Adviser"), provide investment management and administrative services required for the operation of the Company. The term Managing Investment Adviser includes, where applicable, U.S. Trust Company, the entity that merged into U.S. Trust Company, N.A. on June 1, 2003 as described in Note 2 to Item 1 above. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such management fee is determined and payable quarterly. For the nine-month periods ended July 31, 2003 and 2002, the Managing Investment Adviser earned $540,053 and $1,022,816 in management fees, respectively. In addition, for the nine-month periods ended July 31, 2003 and 2002, the change in allowance for the management incentive fee was $0 and $1,077,914, respectively. As of July 31, 2003, there is no incentive fee receivable from the Managing Investment Adviser or payable by the Company. There was a receivable to the Company to be paid by the Managing Investment Adviser of $1,077,914 at July 31, 2002. For the nine-month periods ended July 31, 2003 and 2002, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amounts of $236,884 and $157,666, respectively, as a result of expenses incurred in excess of those permitted pursuant to the Company's prospectus.

Net Assets

         At July 31, 2003, the Company's net assets were $57,542,718, or a net asset value per common share of $293.99. This represents a decrease of $141,124 from net assets of $57,683,842, or a net asset value per common share of $294.71, at October 31, 2002. The decline is due primarily to declines in the valuations of private investment funds held by the Company.

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

         At July 31, 2003, the Company held $1,878,967 in cash and $14,012,983 in short-term investments as compared to $0 in cash and $9,637,348 in short-term investments at October 31, 2002. The change in short-term investments from October 31, 2002 was primarily the result of (i) proceeds received for the sale of Cardiac Science, Inc. common shares, (ii) proceeds received from the sale of Concur Technologies, Inc. common shares, (iii) receipt of the PowerSmart, Inc. escrow receivable, and (iv) the prior year incentive fee receivable paid by the Managing Investment Adviser. In connection with the Company's commitments to private investment funds, a total of $58,250,000 has been contributed by the Company through July 31, 2003. The Company has no additional capital commitment obligations to the private funds it has invested in. The Company made no follow-on investments during the nine-month period ended July 31, 2003.

         The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs.

Application of Critical Accounting Policies

         Under the supervision of the Company's Valuation and Audit Committees, consisting of the independent directors of the Company, the Managing Investment Adviser makes certain critical accounting estimates with respect to the valuation of portfolio investments. These estimates could have a material impact on the presentation of the Company's financial condition because they currently represent 70.0% of the Company's net assets at July 31, 2003. During the nine-month period ended July 31, 2003, changes to these estimates, i.e. changes in the valuations of private investments, resulted in a $1.8 million decrease in net asset value.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

         A majority of the Company's investment portfolio consists of securities in private companies and private investment funds, currently representing 70.0% of net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities are not subject to equity price risk normally associated with public equity markets, except that to the extent that the private investment funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. Nevertheless, the Company is directly exposed to equity price risk through its investments in the equity securities of one public company, Curon Medical, Inc. (NASDAQ: CURN). At July 31, 2003, this publicly traded equity security was valued at $1,442,939, representing 2.5% of the investment portfolio. Thus, there is exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, representing a decrease in the value of these securities of $144,294. At October 31, 2002, publicly traded securities were valued at $2,680,289, representing 4.7% of the investment portfolio. Thus, there is exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, representing a decrease in the value of these securities of $268,029. The change in market value during the period ended July 31, 2003 was principally the result of the sale of the Company's shares of Cardiac Science, Inc., Pivotal Corporation and Concur Technologies, Inc.

Item 4.  Controls and Procedures.

         (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officers and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

         (b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                        EXCELSIOR PRIVATE EQUITY FUND II, INC.



Date:  September 15, 2003                     By: /s/ David I. Fann
                                                  ----------------------------
                                                  David I. Fann
                                                  Co-Chief Executive Officer

Date:  September 15, 2003                     By: /s/ Douglas A. Lindgren
                                                  ----------------------------
                                                  Douglas A. Lindgren
                                                  Co-Chief Executive Officer

Date:  September 15, 2003                     By: /s/ Robert F. Aufenanger
                                                  ----------------------------
                                                  Robert F. Aufenanger
                                                  Treasurer
                                                  (Principal Financial Officer)