Form 10-K
period 2003-10-31
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2004-01-29
CIK 1036052

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

     For the fiscal year ended October 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to
                                    ------    ------

                        Commission file number: 000-22277

                     EXCELSIOR PRIVATE EQUITY FUND II, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                 MARYLAND                                22-3510108
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                               225 High Ridge Road
                               Stamford, CT 06905
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (203) 352-4400

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK $0.01 PAR VALUE PER SHARE
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No[X]

The registrant's common stock is not listed on any exchange nor does it trade on any established securities market or other market.

As of December 31, 2003 there were 195,730 shares outstanding of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 26, 2004 are incorporated by reference into
Part III (Items 10, 11 and 12) to this Form 10-K.

                                TABLE OF CONTENTS

                                                                                                    Form 10-K
Item No.                                                                                           Report Page
--------                                                                                           -----------
                                     PART I

   1.      Business                                                                                      1
   2.      Properties                                                                                    5
   3.      Legal Proceedings                                                                             5
   4.      Submission of Matters to a Vote of Security Holders                                           5

                                     PART II

   5.      Market for Registrant's Common Equity and Related Stockholder Matters                         5
   6.      Selected Financial Data                                                                       6
   7.      Management's Discussion and Analysis of Financial Condition and Results of Operations         6
   7A.     Quantitative and Qualitative Disclosures About Market Risk                                    9
   8.      Financial Statements and Supplementary Data                                                   9
   9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure         25
   9A      Controls and Procedures                                                                      25

                                    PART III

   10.     Directors and Executive Officers of the Registrant                                           25
   11.     Executive Compensation                                                                       25
   12.     Security Ownership of Certain Beneficial Owners and Management                               26
   13.     Certain Relationships and Related Transactions                                               26
   14.     Principal Accountant Fees and Services                                                       26

                                     PART IV

   15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                             26

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

                                     PART I

ITEM 1. BUSINESS.

Overview

     Excelsior Private Equity Fund II, Inc. (the "Company" or the "Fund") is a Maryland corporation organized on March 20, 1997. The Company is a non-diversified, closed-end management investment company operating as a business development company under the Investment Company Act of 1940 ("Investment Company Act"), as amended, and, in connection with its initial offering of shares, registered said offering of shares under the Securities Act of 1933, as amended. BDCs are a special type of investment company, as defined and regulated by the Investment Company Act, which focus primarily on investing in the privately issued securities of eligible portfolio companies, as defined by the Investment Company Act. A BDC must also make available significant managerial assistance to such companies. The Company's investment objective is to achieve long-term capital appreciation by investing in private later-stage venture capital and private middle-market companies and in certain venture capital, buyout and private equity funds that the Managing Investment Adviser (defined herein) believes offer significant long-term capital appreciation.

     U.S. Trust Company, N.A., acting through its registered investment advisory division, U.S. Trust Company, N.A. Asset Management Division serves with United States Trust Company of New York, acting through its registered investment advisory division, U.S. Trust - New York Asset Management Division (each an "Investment Adviser" and together, the "Managing Investment Adviser" or "U.S. Trust") provide investment management services to the Company pursuant to a management agreement dated July 18, 2000 (the "Management Agreement"). U.S. Trust Company, N.A. and United States Trust Company of New York are each a wholly-owned subsidiary of U.S. Trust Corporation, a registered bank holding company. U.S. Trust Corporation is an indirect wholly-owned subsidiary of The Charles Schwab Corporation. All officers of the Company are employees and/or officers of the Managing Investment Adviser. The Managing Investment Adviser is responsible for performing the management and administrative services necessary for the operation of the Company.

     Pursuant to a Registration Statement on Form N-2 (File No. 333-23811) which was declared effective on June 2, 1997, the Company publicly offered up to 200,000 shares of common stock at $1,000 per share. The Company held its initial and final closings on October 8, 1997 and November 19, 1997, representing over $155.5 million and $40.2 million, respectively. The Company sold a total of 195,730 shares in the public offering for gross proceeds totaling $195,730,000 (including one share purchased for $1,000 on March 20, 1997, by Douglas A. Lindgren, the Company's Co-Chief Executive Officer and Chief Investment Officer). Shares of the Company were made available through UST Financial Services Corp. (the "Selling Agent") to clients of U.S. Trust and its affiliates who met the Company's investor suitability standards.

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

Investments Held -- Public

     . Curon Medical, Inc. (NASDAQ: CURN) (formerly known as Conway-Stuart Medical, Inc.) Sunnyvale, CA, develops and markets medical devices utilizing radiofrequency for the treatment of gastrointestinal disorders. Curon's current products provide cost-effective procedures for the treatment of gastroesophageal reflux disease and fecal incontinence. Curon completed its initial public offering in September 2000. The Fund invested $6 million in Curon at an average cost of $2.57 per share and currently holds 2.4 million shares of common stock. On October 31, 2003, Curon closed at $2.97 per share.

Investments Held -- Private

     . ClearOrbit, Inc. (formerly known as BPA Systems, Inc.), Austin, TX, extends enterprise value with proven software solutions that allow customers to fully leverage their investment in enterprise applications. ClearOrbit products expand rather than duplicate functionality, eliminating inefficiencies in the supply chain. The Company has been profiled as one of Deloitte & Touche's Texas Technology Fast 50 companies. The Fund invested $5 million in ClearOrbit, and the investment is currently being held at a cost of $5.0 million.

     . Mosaica Education, Inc. (formerly known as Advantage Schools, Inc.), Boston, MA, is a for-profit provider of public school education management services. The Fund invested in Advantage Schools, Inc., which manages charter schools in troubled urban school districts in cooperation with local partners. The Fund invested $7 million in Advantage Schools. In August 2001, Mosaica Education, Inc. a privately held operator of charter schools acquired Advantage, forming Mosaica Advantage. The Company's schools are publicly-funded, receiving per-student capitalization rates generally consistent with those received by other schools in the district. The Fund received 75,059 shares of preferred stock in Mosaica Education, Inc. and promissory notes in the principal amount of $2 million from the acquisition of Advantage. As of October 31, 2003, the investment was valued at $5.5 million.

Investments Held -- Third-Party Investment Funds

     . Advanced Technology Ventures V, LP ("ATV") is an early-stage focused fund targeting information technology and health care markets. ATV has drawn all of the Fund's $3 million commitment. At October 31, 2003, the total value (fair market value plus distributions) of this investment was $1.5 million.

     . Brand Equity Ventures I, LP ("Brand Equity") is focused on investing broadly across the consumer sector, particularly in branded opportunities within e-commerce, retailing, and direct response markets. Brand Equity has drawn all of the Fund's $2.5 million commitment. At October 31, 2003, the total value (fair market value plus distributions) of this investment was $1.3 million.

     . Brentwood Associates III, LP ("Brentwood") is focused on middle-market buyouts and consolidations. Brentwood's strategy is to identify industries with consolidation characteristics, develop a strategy for implementation and recruit management to execute that strategy. Brentwood has drawn all of the Fund's $5 million commitment. At October 31, 2003, the total value (fair market value plus distributions) of this investment was $5.8 million.

     . Broadview Capital Partners, LP ("Broadview") is focused on buyouts, recapitalizations and growth financings within the technology sector. Broadview has drawn all of the Fund's $5 million commitment. At October 31, 2003, the total value (fair market value plus distributions) of this investment was $3.1 million.

     . Commonwealth Capital Ventures II, LP ("Commonwealth") invests in early to later-stage information technology companies in the New England region. Commonwealth maintains a particular focus on communications technology, Internet software and services, and e-commerce companies. Commonwealth has drawn all of the Fund's $4 million commitment. At October 31, 2003, the total value (fair market value plus distributions) of this investment was $3.6 million.

     . Communications Ventures III, LP ("CommVentures") targets early-stage companies exclusively in the communications sector. CommVentures has drawn all of the Fund's $5 million commitment. At October 31, 2003, the total value (fair market value plus distributions) of this investment was $1.4 million.

     . Friedman, Fleischer & Lowe, LP ("Friedman") is a fund focused exclusively on participation in middle-market buyouts. Friedman distributed a return of capital to the Fund in January 2001. Friedman has drawn all of the Fund's $5 million commitment. At October 31, 2003, the total value (fair market value plus distributions) of this investment was $6.4 million.

     . Mayfield X, LP ("Mayfield") invests in early-stage information technology and healthcare companies, primarily located in Silicon Valley. Mayfield has drawn all of the Fund's $5 million commitment. At October 31, 2003, the total value (fair market value plus distributions) of this investment was $1.0 million.

     . Mayfield X Annex, LP ("Annex Fund") invests follow-on capital in select Mayfield portfolio companies. The Annex Fund has drawn all of the Fund's $250,000 commitment. As of October 31, 2003, the total value (fair market value plus distributions) of this investment was $0.2 million.

     . Mid-Atlantic Venture Fund III, LP ("MAVF") invests in early and expansion-stage companies throughout the Mid-Atlantic region of the United States. MAVF has drawn all of the Fund's $5 million commitment. As of October 31, 2003, the total value (fair market value plus distributions) of this investment was $2.1 million.

     . Morgenthaler Venture Partners V, LP ("Morgenthaler") is primarily an early-stage venture fund, investing largely in information technology and healthcare companies but also invests in buyouts of basic businesses. Morgenthaler has drawn all of the Fund's $8 million commitment. As of October 31, 2003, the total value (fair market value plus distributions) of this investment was $5.5 million.

     . Quad-C Partners V, LP ("Quad C") is focused on taking controlling positions in leveraged acquisitions and recapitalizations of middle-market companies. Quad C has drawn all of the Fund's $5 million commitment. As of October 31, 2003, the total value (fair market value plus distributions) of this investment was $7.3 million.

     . Sevin Rosen Fund VI, LP ("Sevin Rosen") invests in early-stage technology companies, focusing specifically on companies in communications and eBusiness infrastructure and solutions, as well as those companies with Internet-enabled business models. Sevin Rosen has drawn all of the Fund's $2.5 million commitment. As of October 31, 2003, the total value (fair market value plus distributions) of this investment was $4.7 million.

     . Trinity Ventures VI, LP ("Trinity") is an early to later-stage fund, which invests in the software, communications and electronic commerce sectors. Trinity has drawn all of the Fund's $3 million commitment. As of October 31, 2003, the total value (fair market value plus distributions) of this investment was $1.6 million.

Investments Sold

     . Cardiac Science, Inc. (NASDAQ:DFIB), Irvine, CA, develops, manufactures, and markets automatic external cardiac defibrillators, or AECDs, which are medical devices used for the treatment of cardiac arrest. The Fund invested $7.6 million in SurVivaLink, Inc., which merged with Cardiac Science in September 2001. As a result of the merger, the Fund received promissory notes in the principal amount of $6.4 million, 4.2 million shares of Cardiac Science common stock, and $2.5 million in cash. The Fund realized proceeds from its investment in Cardiac Science in the amount of $22.2 million, or 2.9x its original investment.

     . Classroom Connect, Inc., Los Angeles, CA, is a provider of Internet-based educational products for students in kindergarten to eighth grade. The company's product and service offerings include proprietary instruction guides, teaching plans, seminars and unique Internet content. The company is targeting teachers and school districts wishing to incorporate the Internet into the classroom. In September 2001, Classroom Connect was acquired by Harcourt Education, Inc., a subsidiary of Reed Elsevier PLC. The Fund received proceeds of $8.1 million from the sale. In 2002, the Fund received an additional $.9 million held in escrow. The Fund received total proceeds equal to $9.0 million or 1.0x its invested capital.

     . Concur Technologies, Inc. (NASDAQ: CNQR), Redmond, WA, develops and provides expense management software and service solutions for large companies. The Company's products significantly increase the efficiency and lower the cost of expense reports by providing a web-based software application that automates much of the process. The Fund originally invested $6.2 million in Captura Software, Inc. On July 31, 2002, Concur agreed to acquire Captura. The Fund received Concur stock as part of the transaction. The Fund sold its Concur stock in 2003 for $1.3 million, for a net realized loss of $4.6 million.

     . LifeMinders, Inc., Herndon, VA was an online direct marketing company that provides personalized information and advertisements via e-mail to a community of members. The Fund invested $11.5 million in LifeMinders, Inc. In November 1999, LifeMinders completed its initial public offering. From May 2000 through October 2000, the Fund sold 735,000 shares of LifeMinders and realized proceeds of $26.1 million, 2.3x the cost to the Fund. LifeMinders merged with Cross Media Marketing Corp. (AMEX: XMM) in October 2001. As a result of the merger, the Fund received $3.9 million in cash and 520,539 shares of Cross Media common stock. During the year, the Fund sold its entire holding of Cross Media stock for $483,071. The Fund received a total of $30.5 million, or 2.6x the original cost, from its investment in LifeMinders, Inc.

     . Pivotal Corporation (NASDAQ: PVTL, TSX: PVT), Vancouver, British Columbia, provides a complete CRM software suite that includes capabilities in marketing, sales, service, contact centers, partner management and interactive selling. The Fund originally invested $9.7 million in MarketFirst Software, Inc., a company which developed hosted e-marketing software and services targeting middle-market corporations. On October 3, 2002, MarketFirst was acquired by Pivotal. The Fund received 94,430 shares of Pivotal common stock as part of the transaction and in the process, realized a loss of $9.3 million. The Fund sold its Pivotal stock in 2003 for $.1 million.

     . PowerSmart, Inc., Shelton, CT, is a provider of "smart" battery management products designed to maximize battery run-times and safety in laptop computers, cellular telephones and camcorders, as well as a variety of hand-held electronic devices. PowerSmart was formed as a spin-off of technology and related assets from Duracell. In May 2002, Microchip Technologies, Inc. (NASDAQ: MCHP), a fabless semiconductor company, acquired PowerSmart. The Fund received $15.9 million in cash at closing and an additional $1.7 million escrow proceeds for a total of $17.6 million or 1.8x the Fund's original cost.

     . Softcom Microsystems, Inc., Fremont, CA, designs, develops and markets data acceleration products used in high-speed communications networks. Softcom's single-chip network accelerator solutions and integrated subsystems provide processing capabilities which help alleviate the "data bottleneck" at the point where baseband Local Area Network traffic moves onto a high-speed broadband Internet backbone. In August 1999, Softcom was sold to Intel for cash, and the Fund realized $15.4 million in proceeds or a 3.7x return on its $4.2 million investment.

     . WNP Communications, Inc., Reston, VA, acquired broadband spectrum covering 30 of the top 50 markets in the United States in the Local Multipoint Distribution Services auction conducted by the FCC in 1998. In May 1999, the company was acquired by NextLink, a leading wireless communication services provider, for cash and stock. The Fund realized $19.2 million in proceeds or a 3.3x return on its $5.9 million investment.

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

     . firstsource Corporation, Santa Ana, CA, was a provider of e-procurement infrastructure solutions for both buyers and sellers. In April 2001, the Company's asset-based lender pulled its credit facility, placing the Company in a significant capital crunch, which could not be overcome in a depressed fundraising environment. As a result, the Company's assets were liquidated. The Fund's $12.7 million investment was written off.

     . KillerBiz, Inc., Santa Clara, CA was an online business-to-business marketplace and software solution connecting small businesses to suppliers of goods and services. In 2001, we determined that the KillerBiz's business model was no longer viable and ceased supporting the Company. The Fund's $.8 million investment was written off.

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

     . Managemark, Inc. (formerly known as On the Go Software, Inc.), Sunnyvale, CA was an Internet application software company focused on developing finance and administration application software and services for small and middle-market firms. The company's bank foreclosed on its credit line when Managemark failed to raise additional capital. The assets were assigned to a liquidating agent in October 2000. Consequently the Fund did not receive any proceeds from the sale of the assets and realized a loss of $5.5 million.

     . Protogene Laboratories, Inc., Palo Alto, CA, was a developer and manufacturer of DNA gene chip technology used in molecular biology and genetic research. In 2001, Protogene was unable to raise additional capital. The company is in the process of selling its remaining assets and therefore, the Fund's $7.8 million investment had been written off. In December 2002, Protogene negotiated a transaction in which it sold substantially all of its assets; in exchange for its Protogene ownership, the Fund received $0.1 million in cash, a $0.5 million promissory note and warrants in Metrigen, Inc. Metrigen is a newly-formed, privately-held corporation.

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

     . Zeus Wireless, Inc., Columbia, MD, built and marketed long-range frequency hopping radios for commercial and industrial facilities. The company utilized radio frequency technology which offered reliability and security at a lower price as a substitute for wired communications and the flexibility associated with wireless solutions. Zeus Wireless could not raise additional capital in 2001 and sold its assets. The Fund realized a loss of $5.0 million on this investment.

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

Employees

     At October 31, 2003, the Company had no full-time employees. All personnel of the Company are employed by and compensated by the Managing Investment Adviser pursuant to the Management Agreement.

ITEM 2. PROPERTIES.

     The Company does not own or lease any physical properties.

ITEM 3. LEGAL PROCEEDINGS.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

     The Company has 200,000 authorized shares. As of December 31, 2003, 195,730 shares were issued and outstanding. There is no established public trading market for the Company's shares.

Holders

     There were 2,158 holders of the Company's shares as of December 31, 2003.

Dividends and Distributions

     Fiscal Year Ended October 31, 2003. On October 30, 2003, the Company paid a distribution of $65.00 per share of return of capital.

     Fiscal Year Ended October 31, 2002. On December 28, 2001, the Company paid a dividend of $30.56 per share of net investment income. On January 7, 2002, the Company paid a distribution of $19.53 per share of return of capital. On October 31, 2002, the Company paid a distribution of $223.75 per share of return of capital.

     For additional information concerning the payment of dividends, see "Significant Accounting Policies" in the notes to the financial statements of the Company included in Item 8 hereof.

ITEM 6. SELECTED FINANCIAL DATA.

($ in 000's except for per share data)

Fiscal Year Ended                10/31/03   10/31/02   10/31/01   10/31/00   10/31/99
------------------------------   --------   --------   --------   --------   --------
     Financial Position
Investments in securities         46,917      54,747    129,498    271,884    254,708
Other Assets                       3,136       3,422     12,191      2,286      1,976
Total Assets                      50,053      58,169    141,689    274,170    256,684
Liabilities                          337         485        265     16,465     11,577
Net Assets                        49,716      57,684    141,423    257,705    245,107

     Changes in Net Assets
Net investment income (loss)        (621)        (28)    (1,820)      (462)     4,168
Net gain (loss) on investments     5,376     (31,469)  (132,793)    85,408     57,098
Net change in incentive fees          --       1,356     18,332     (8,937)   (10,752)
Dividends                         12,722      53,599         --     63,411      7,669

     Per Share Data
Net Assets                        254.00      294.71     722.54   1,316.64   1,252.27
Dividends Paid                     65.00      273.84         --     323.97      39.18

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     The Company has focused its investments in the private equity securities of expansion and later-stage venture capital companies and middle-market companies that the Company believes offer significant long-term capital appreciation. The Company may offer managerial assistance to certain of these companies. The Company invests its available cash in short-term investments pending distributions to shareholders or to provide the liquidity necessary to make portfolio investments as investment opportunities arise.

     At October 31, 2003, the Company held $2,852,110 in cash and $1,887,983 in short-term investments as compared to $0 in cash and $9,637,348 in short-term investments at October 31, 2002. The change in cash and short-term investments from October 31, 2002 was primarily the result of proceeds received from (i) sales of Cardiac Science, Inc. common shares, (ii) sales of Concur Technologies, Inc. common shares, (iii) receipt of the PowerSmart, Inc. escrow receivable, and
(iv) the prior year incentive fee receivable paid by the Managing Investment Adviser. Total proceeds received in the amount of $8,630,054 were offset by a return of capital distribution in the amount of $12,722,245 or $65.00 per share, as well as operating expenses incurred by the Company. In connection with the Company's commitments to private investment funds, a total of $58,250,000 has been contributed by the Company through October 31, 2003. The Company has no additional capital commitment obligations to the private investment funds. The Company made no follow-on investments in its private company investments during the fiscal year ended October 31, 2003.

     The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs.

Results of Operations

Investment Income and Expenses

     For the fiscal year ended October 31, 2003, the Company had investment income of $239,388 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $860,783, resulting in a net investment loss of ($621,395). For the fiscal year ended October 31, 2002, the Company had investment income of $1,477,513 and operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $1,505,909, resulting in a net investment loss of ($28,396). For the fiscal year ended October 31, 2001, the Company had investment income of $1,141,825 and operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $2,961,970, resulting in a net investment loss of ($1,820,145). The reduced level of the Company's investment income from the fiscal year ended October 31, 2002 to the fiscal year ended October 31, 2003 is due primarily to declining balances of interest-bearing short-term securities resulting from the investments in the private investment funds, as well as distributions to shareholders. During the fiscal year ended October 31, 2002, the Company maintained larger balances in short-term securities due to the sale of several of its public positions and merger proceeds received from one private company investment. Proceeds from the sale of these securities and distributions received from private investment funds were part of a distribution paid to shareholders on October 31, 2002.

     Because the Company is in the midst of harvesting its portfolio investments and distributing proceeds, there is a trend toward a reduced level of net assets that would result in reinvestment in interest-bearing investments and therefore, a decrease in interest income. During the fiscal year ended October 31, 2002, however, there was an increase in investment income over fiscal 2001 because the Company received redemption proceeds on its Cardiac Science, Inc. senior secured notes. The reinvestment of sales proceeds in interest-bearing securities, as well as interest earned on the senior secured notes, contributed to an increase in interest income over the previous year. The decrease in net operating expenses from fiscal year 2001 through fiscal year 2003 is primarily attributable to the decrease in managing investment adviser fees as a result of the decline in the net assets upon which fees are charged.

     The Managing Investment Adviser provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. The management fee is determined and payable quarterly. For the fiscal years ended October 31, 2003, 2002 and 2001, the Managing Investment Adviser earned $721,837, $1,214,443, and $2,531,868 in management fees, respectively. The decrease in the fees earned by the Managing Investment Adviser over time can be attributed to the decrease in the Company's net assets. . The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25% of the Company's average net assets. During fiscal years 2003, 2002 and 2001, respectively, the Managing Investment Adviser reimbursed other operating expenses of the Company, in the amount of $322,717, $243,246, and $212,131 as a result of expenses incurred in excess of those permitted pursuant to the Company's prospectus. This reimbursement has increased from fiscal year 2001, 2002 and 2003 as a result of the decrease in net assets, and therefore, a reduced threshold upon which to calculate the maximum allowable expenses. With the exception of legal fees, the Company's other operating expenses tend to be more fixed in nature. In addition, for the fiscal years ended October 31, 2002 and 2001, the change in allowance for the management incentive fee was $1,356,372 and $18,331,699, respectively, resulting in receivables to the Company. The Company received payment of the management fee receivables of $1,356,372 and $8,617,498 during the fiscal years ended October 31, 2003 and 2002, respectively. As of October 31, 2003, there was no incentive fee receivable from the Managing Investment Adviser or payable by the Company.

Net Assets

     For the fiscal year ended October 31, 2003, the Company's net assets were $49,716,188, or a net asset value per common share of $254.00. This represents a decrease of ($7,967,654) or ($40.71) from net assets of $57,683,842, or a net asset value per common share of $294.71, at October 31, 2002. The decline is a combination of a return of capital distribution of ($12,722,250) or ($65.00) per share paid to shareholders on October 30, 2003, partially offset by an incresase resulting from investment income and net gain on investments exceeding operating expenses by $4,754,796 or $24.29 per share. This net operating increase is comprised primarily of: 1) net realized loss on portfolio transactions totaling ($13,516,857) and 2) total net unrealized gain on portfolio investments in the amount of $18,893,048, totaling $5,376,191 or $27.46 per share.

     For the fiscal year ended October 31, 2002, the Company posted a net decrease in net assets resulting from operations of ($30,140,543) or ($153.99) per share and paid distributions to shareholders during the period totaling ($53,598,940) or ($273.84) per share. The net loss from operations was the result of several factors including: 1) net realized loss on portfolio transactions totaling ($9,382,815) and 2) total net unrealized loss on portfolio investments in the amount of ($22,085,704), totaling ($31,468,519) or ($160.77)
per share. The largest decline in value from October 31, 2001 to October 31, 2002 was related to the Company's private investment funds, which comprised ($17,590,120) or 80% of the change in unrealized depreciation. The Company also had a net change in allowance for the management incentive fee of $1,356,372 or $6.93 per share, a reduction in accumulated management incentive fees payable to the Managing Investment Adviser, which partially offset the net realized and unrealized losses.

     For the fiscal year ended October 31, 2002, the Company's net assets were $57,683,842, a decline of ($83,739,483) from net assets of $141,423,325 at
October 31, 2001. The Company's net asset value per common share was $294.71 at October 31, 2002, down ($427.83) per share from the net asset value per common share of $722.54 at October 31, 2001. This decline stemmed from the Company's net decrease in net assets resulting from operations of ($153.99) per share as well as a return of capital distribution in the amount of ($273.84) per share paid to shareholders on October 31, 2002.

Realized and Unrealized Gains and Losses from Portfolio Investments

     For the fiscal year ended October 31, 2003, the Company had a net realized loss on security transactions of ($13,516,857) and a net change in unrealized appreciation/(depreciation) on investments of $18,893,048. The net realized loss for the fiscal year was primarily the result of (i) the conclusion of the assignment for the benefit of creditors of ReleaseNow, Inc., resulting in a realized loss of ($7,890,854). ReleaseNow, Inc. a private company investment, transferred ownership of its assets for liquidation; the liquidation concluded and the Company received $65,850 as a pro rata distribution of claims against the assets, and (ii) the acquisition of the assets of Protogene Laboratories, Inc. by Metrigen, Inc., resulting in a realized loss of ($7,262,497). The Company, in concluding its sale of shares of common stock of Cardiac Science, Inc. and Concur Technologies, Inc., also recorded realized gains of $538,331 and $1,099,061 during the period, respectively.

     The net change in appreciation for the fiscal year ended October 31, 2003 was principally the result of a reclassification of ReleaseNow, Inc. and Protogene Laboratories, Inc. from unrealized depreciation to realized loss, thereby increasing unrealized appreciation/(depreciation). In addition to these increases, the Company's position in Curon Medical, Inc. increased in value by $3,314,474.

     For the fiscal year ended October 31, 2002, the Company had a ($31,468,519) net realized and unrealized loss from investments, comprised of a ($9,382,815) net realized loss on investments and a ($22,085,704) net change in unrealized depreciation of investments as compared to a ($132,793,435) net realized and unrealized loss from investments, comprised of a ($9,042,377) net realized loss on investments and a ($123,751,058) net change in unrealized depreciation on investments for the fiscal year ended October 31, 2001. The net unrealized depreciation on investments for the fiscal year ended October 31, 2002 is primarily the result of depreciation on a number of the Company's private investment funds as well as write-downs taken during the year on MarketFirst Software, Inc. (aka Pivotal Corporation) and Captura Software, Inc. (aka Concur Technologies, Inc.). The net realized loss on investments for the fiscal year ended October 31, 2002 is the result of the sales/mergers of several companies collectively. The Company shares in PowerSmart, Inc., a private company, were sold as part of a merger agreement between PowerSmart, Inc. and Microchip Technology, Inc. The Company also sold the majority of its holding of Cardiac Science, Inc., a public company, at a gain. On the other hand, the Company sold its shares in Cross Media Marketing Corp., a public company, at a loss and recorded realized losses on Concur Technologies, Inc. and Pivotal Corporation due to merger transactions.

     For the fiscal year ended October 31, 2001, the net unrealized depreciation on investments is primarily the result of depreciation on the private and public companies and private funds, including the write-off of Firstsource Corp., Foster and Gallagher, Inc. (MySeasons.com), Killerbiz, Inc., Protogene Laboratories, Inc. and ReleaseNow, Inc. The net realized gain on investments for the fiscal year ended October 31, 2001 is primarily the result of a combination of sales of ePod Corp. and Zeus Wireless, Inc., resulting in realized losses, offset by realized gains as a result of the merger between SurVivaLink Corp. and Cardiac Science, Inc.

Application of Critical Accounting Policies

     Under the supervision of the Company's Valuation and Audit Committees, consisting of the independent directors of the Company, the Investment Advisers make certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company's financial condition because in total, they currently represent 82.0% of the Company's net assets at October 31, 2003. For the private investments held at October 31, 2003changes to these estimates, i.e. changes in the valuations of these private investments, resulted in a $.4 million increase in net asset value.

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

     Initially, direct private company investments are valued based upon their original cost until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct private company investments will be valued by the "private market" or "appraisal" methods of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the company such as earnings, net worth, reliable private sale prices of the company's securities, the market prices for similar securities of comparable companies, an assessment of the company's future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Investment Adviser or a committee of the Board, both under the supervision of the Board, and, in any event, not less frequently than quarterly. However, there can be no assurance that such value will represent the return that might ultimately be realized by the Company from the investments.

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

Equity Price Risk

     A majority of the Company's investment portfolio consists of equity securities in private companies and private investment funds, representing 82.0% of the Company's net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk normally associated with public equity markets. Nevertheless, the Company is exposed to equity price risk through its investment in the equity securities of one public company, Curon Medical, Inc. (NASDAQ: CURN). At October 31, 2003, this publicly traded equity security was valued at $4,243,099, representing 8.5% of the net assets. Thus, there is exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, representing a decrease in the value of these securities of $428,596. At October 31, 2002, publicly traded equity securities were valued at $2,680,289, representing 4.7% of the net assets. The increase in market value during the fiscal year ended October 31, 2003 was principally the result of appreciation in the price of shares of Curon Medical, Inc., which increased the total value of the holding by $3,314,474. This was offset by sales of Cardiac Science, Inc. (NASDAQ: DFIB), Concur Technologies, Inc. (NASDAQ: CNQR), and Pivotal Corporation (NASDAQ: PVTL,
TSX: PVT) during the fiscal year ended October 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Independent Auditors' Report

Portfolios of Investments at October 31, 2003 and October 31, 2002

Statements of Assets and Liabilities at October 31, 2003 and October 31, 2002

Statements of Operations for the years ended October 31, 2003, October 31, 2002 and October 31, 2001

Statements of Changes in Net Assets for the years ended October 31, 2003, October 31, 2002 and October 31, 2001

Statements of Cash Flows for the years ended October 31, 2003, October 31, 2002 and October 31, 2001

Financial Highlights -- Selected Per Share Data and Ratios for the years ended October 31, 2003, October 31, 2002, October 31, 2001, October 31, 2000 and October 31, 1999

Notes to Financial Statements

Note - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders and Board of Directors
Excelsior Private Equity Fund II, Inc.

     We have audited the accompanying statements of assets and liabilities of Excelsior Private Equity Fund II, Inc. (the "Company"), including the portfolios of investments, as of October 31, 2003 and 2002, the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended October 31, 2003, and the financial highlights for each of five years in the period ended October 31, 2003. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. Our procedures included confirmation of securities owned as of October 31, 2003 and 2002, by correspondence with the custodian, the general partners of the private investment funds and the private investment companies. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Excelsior Private Equity Fund II, Inc. at October 31, 2003 and 2002, the results of its operations, its changes in net assets and its cash flows for each of the three years in the period ended October 31, 2003, and the financial highlights for each of the five years in the period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                    /s/ Ernst & Young LLP

Boston, Massachusetts
January 6, 2004

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments October 31, 2003

  Ownership                                                                              Acquisition      Value
  Percentage                                                                                Date##      (Note 1)
-------------                                                                            -----------   -----------
PRIVATE INVESTMENT FUNDS #, @ -- 60.00%
   1.83%   Advanced Technology Ventures V, LP                                            09/98-10/02   $ 1,170,894
   2.63%   Brand Equity Ventures I, LP                                                   03/98-10/01       554,765
   1.37%   Brentwood Associates III, LP                                                  06/99-10/02     4,725,483
   2.51%   Broadview Capital Partners, LP                                                04/99-10/02     2,253,166
   5.73%   Commonwealth Capital Ventures II, LP +                                        01/99-10/02     1,925,198
   3.96%   Communications Ventures III, LP                                               11/98-05/00       801,800
   1.53%   Friedman, Fleischer & Lowe Capital Partners, LP                               01/99-10/02     5,664,450
   1.30%   Mayfield X, LP                                                                06/99-05/02       882,768
   1.42%   Mayfield X, Annex                                                             07/02-10/02       223,002
   8.71%   Mid-Atlantic Venture Fund III, LP +                                           04/98-02/01     1,774,031
   2.64%   Morgenthaler Venture Partners V, LP                                           10/98-08/01     2,614,572
   1.67%   Quad-C Partners V, LP                                                         04/98-10/02     5,177,939
   1.34%   Sevin Rosen Fund VI, LP                                                       03/98-10/02     1,161,370
   3.01%   Trinity Ventures VI, LP                                                       09/98-10/02       898,866
                                                                                                       -----------
           TOTAL PRIVATE INVESTMENT FUNDS (Cost $53,110,261)                                            29,828,304
                                                                                                       -----------

 Shares/Par
   Value
-------------
PRIVATE COMPANIES #, -- 22.04%
   Preferred Stocks @ -- 17.17%
      Educational Services -- 7.11%
            75,059   Mosaica Education, Inc., Series C +                                       08/01    3,537,722
                                                                                                       ----------
      Internet Services -- Business -- 10.06%
         1,428,572   Clear Orbit, Inc., Series A +                                             06/00    5,000,013
         2,388,345   Firstsource Corp., Series A +                                             02/00           --
                                                                                                       ----------
                                                                                                        5,000,013

                                                                                                       ----------
            Total Preferred Stock (Cost $20,119,425)                                                    8,537,735

   Promissory Notes -- 4.87%
      Biotechnology -- 0.91%
$          451,412   Metrigen, Inc.,  6.00%, 9/01/2009 @                                       07/03      451,412
                                                                                                       ----------
      Educational Services -- 3.96%
$          686,415   Mosaica Education, Inc. Bridge Notes, 13.00%, 8/24/2006+            02/01-08/01      686,415
$        1,025,748   Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006 +@    02/01-08/01    1,025,748
$          256,437   Mosaica Education, Inc. (ASI Texas LLC), 0.00%, 8/24/2006+@         02/01-08/01      256,437
                                                                                                       ----------
                                                                                                        1,968,600
      Internet Services -- Business -- 0.00%
$        2,666,667   Firstsource Corp., Promissory Note, 8.00%, 6/30/2001 +@                   12/00           --
$          750,000   Killerbiz, Inc., Promissory Note 8.00%, 6/10/2000 and 1/17/2001 +@  12/99-08/00           --

                                                                                                       ----------
                                                                                                               --
                                                                                                       ----------
                                                                                                        2,420,012
            Total Promissory Notes (Cost $5,836,679)

   Warrants -- 0.00%
      Biotechnology -- 0.00%
         62,326     Metrigen, Inc.@                                                            07/03           --
                                                                                                       ----------

            Total Warrants (Cost $0)                                                                           --
                                                                                                       ----------

                                                                                                       ----------
            TOTAL PRIVATE COMPANIES (Cost $25,956,104)                                                 10,957,747
                                                                                                       ----------

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments October 31, 2003 -- (continued)

                                                                                 Acquisition      Value
   Shares                                                                           Date##       (Note 1)
 ----------                                                                     ------------   -----------
PUBLIC COMPANIES @+#- 8.53%
   Common Stock -- 8.53%
      Medical Devices -- 8.53%
         2,381,088   Curon Medical, Inc.                                           08/99       $ 4,243,099
                                                                                               -----------

            Total Common Stock (Cost $6,124,144)                                                 4,243,099
                                                                                               -----------

   Warrants -- 0.00%
      Medical Devices -- 0.00%
            76,950   Curon Medical, Inc.                                           08/00                --
                                                                                               -----------

            Total Warrants (Cost $0)                                                                    --
                                                                                               -----------
            TOTAL PUBLIC COMPANIES (Cost $6,124,144)                                             4,243,099
                                                                                               -----------
INVESTMENT COMPANIES -- 3.80%
         1,887,983   Dreyfus Government Cash Management Fund (Cost $1,887,983)                   1,887,983

                                                                                               -----------
TOTAL INVESTMENTS (Cost $87,078,492) -- 94.37%                                                  46,917,133
OTHER ASSETS & LIABILITIES (NET) -- 5.63%                                                        2,799,055
                                                                                               -----------
NET ASSETS -- 100.00%                                                                          $49,716,188
                                                                                               -----------

----------
+ At October 31, 2003, the Company owned 5% or more of the company's outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at October 31, 2003 was $18,448,663.
# Restricted as to public resale. Acquired between March 1, 1998 and October 31, 2002. Total cost of restricted securities at October 31, 2003 aggregated $85,190,509. Total value of restricted securities owned at October 31, 2003 was $45,029,150 or 90.57% of net assets.
##   Required disclosure for restricted securities only.
@    Non-income producing security.

      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments at October 31, 2002

   Princi   pal                                                                     Acquisition     Coupon        Value
Amount/Sh   ares                                                                       Date##     Rate/Yield     (Note 1)
---------   -----                                                                   -----------   ----------   -----------
U.S. TREASURY AND GOVERNMENT AGENCY OBLIGATIONS -- 15.50%
    $6,700,000   U.S. Treasury Bills, 11/29/02...................................                    1.49%     $ 6,692,235
     2,000,000   Federal Home Loan Bank Discount Note, 11/13/02...                                   1.68%       1,998,880
       250,000   Federal National Mortgage Association Discount Note, 11/20/02...                    1.69%         249,777
                                                                                                               -----------
                 TOTAL U.S. TREASURY AND GOVERNMENT AGENCY OBLIGATIONS (Cost
                 $8,940,892).....................................................                                8,940,892
                                                                                                               -----------

PRIVATE INVESTMENT FUNDS #, @ -- 55.34%
      1.83%      Advanced Technology Ventures V, LP..............................   09/98-10/02                  1,659,204
      2.63%      Brand Equity Ventures I, LP.....................................   03/98-10/01                    688,274
      1.37%      Brentwood Associates III, LP....................................   06/99-10/02                  4,705,305
      2.51%      Broadview Capital Partners, LP..................................   04/99-10/02                  2,567,801
      5.73%      Commonwealth Capital Ventures II, LLP+..........................   01/99-10/02                  2,019,502
      3.96%      Communications Ventures III, LP.................................   11/98-05/00                  1,352,438
      1.53%      Friedman, Fleischer & Lowe, LLC, LP.............................   01/99-10/02                  4,084,947
      1.30%      Mayfield X, LP..................................................   06/99-05/02                  1,455,489
      1.42%      Mayfield X, Annex...............................................   07/02-10/02                    252,934
      8.71%      Mid-Atlantic Venture Fund III, LP+..............................   04/98-02/01                  2,337,915
      2.64%      Morgenthaler Venture Partners V, LP.............................   10/98-08/01                  3,598,085
      1.67%      Quad-C Partners V, LP...........................................   04/98-10/02                  5,008,933
      1.34%      Sevin Rosen Fund VI, LP.........................................   03/98-10/02                  1,166,614
      3.01%      Trinity Ventures VI, LP.........................................   09/98-10/02                  1,025,681
                                                                                                               -----------
                 TOTAL PRIVATE INVESTMENT FUNDS
                 (Cost $55,078,679)..............................................                               31,923,122
                                                                                                               -----------

PRIVATE COMPANIES #, +, @ --18.21%
   Common and Preferred Stocks -- 14.80%
      Biotechnology -- 0.00%
    7,100,000    Protogene Laboratories, Inc., Preferred Series B................   12/99-08/01                         --

      Educational Services -- 6.13%
        75,059   Mosaica Education, Inc., Preferred Series C.....................         08/01                  3,537,722
                                                                                                               -----------

      Internet Services -- Business -- 8.67%
    1,428,572    Clear Orbit, Inc................................................         06/00                  5,000,013
    2,388,345    Firstsource Corp., Series A.....................................         02/00                         --
    1,676,229    Release Software Corp., Series D................................         06/98                         --
      115,000    ReleaseNow, Inc., Series E......................................         07/99                         --
      100,000    ReleaseNow, Inc., Series F......................................         12/00                         --
      176,000    ReleaseNow, Inc., Series G......................................         12/00                         --
                                                                                                               -----------
                                                                                                                 5,000,013
                                                                                                               -----------


Excelsior Private Equity Fund II, Inc.
Portfolio of Investments at October 31, 2002--(continued)

   Principal                                                             Acquisition    Coupon         Value
Amount/Shares                                                               Date##     Rate/Yield     (Note 1)
--------------                                                           -----------   ----------   -----------
PRIVATE COMPANIES #, +, @ -- (continued)
   Promissory Notes --3.41%
      Biotechnology -- 0.00%
    $2,140,000   Protogene Laboratories, Inc., Convertible Promissory
                 Notes................................................   08/01-01/02      4.25%     $        --


      EducationalServices -- 3.41%
       686,415   Mosaica Education, Inc. Bridge Notes.................   02/01-08/01     13.00%         686,415
     1,025,748   Mosaica Education, Inc. (Advantage Schools)
                 Promissory Note......................................   02/01-08/01      0.00%       1,025,748
       256,437   Mosaica Education, Inc. (ASI Texas LLC)
                 Promissory Note......................................   02/01-08/01      0.00%         256,437
                                                                                                    -----------
                                                                                                      1,968,600
      Internet Services--Business--0.00%
       750,000   Killerbiz, Inc., Promissory Note.....................   12/99-08/00      8.00%              --
       133,333   ReleaseNow, Inc., Promissory Note....................   07/01-10/01     16.00%              --
       133,333   ReleaseNow, Inc., Promissory Note....................   08/01-10/01     16.00%
                                                                                                             --
                   TOTAL PRIVATE COMPANIES
                   (Cost $41,281,397).................................                               10,506,335
                                                                                                    -----------
PUBLIC COMPANIES #, @ -- 4.65%
   Common Stock -- 4.65%
      Medical Devices -- 4.08%
       840,484   Cardiac Science, Inc.................................         09/01                  1,421,986
     2,381,088   Curon Medical, Inc. +................................         08/99                    928,624
                                                                                                      2,350,610
      Internet Services--Business--0.57%
       161,751   Concur Technologies, Inc.............................         10/02                    291,152
        73,278   Concur Technologies, Inc., Escrow....................         10/02                         --
        94,430   Pivotal Corporation..................................         10/02                     38,527
                                                                                                    -----------
                                                                                                        329,679
   Warrants -- 0.00%
      Medical Devices-- 0.00%
        76,950   Curon Medical, Inc...................................         08/00                         --
                                                                                                    -----------
                 TOTAL PUBLIC COMPANIES
                 (Cost $7,804,077)....................................                                2,680,289
                                                                                                    -----------
INVESTMENT COMPANIES -- 1.21%
       696,456   Dreyfus Government Cash Management Fund
                 Institutional Shares (Cost $696,456)........                                           696,456
                                                                                                    -----------

TOTAL INVESTMENTS (Cost $113,801,501)--94.91%.........................                               54,747,094
OTHER ASSETS & LIABILITIES (NET)-- 5.09%..............................                                2,936,748
                                                                                                    -----------
NET ASSETS-- 100.00%..................................................                              $57,683,842
                                                                                                    ===========

+ At October 31, 2002 the Fund owned 5% or more of the company's outstanding shares thereby making the Company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at October 31, 2002 was $15,792,376.
# Restricted as to public resale. Acquired between January 1, 1998 and October 31, 2002. Total cost of restricted securities at October 31, 2002 aggregated $104,164,153. Total market value of restricted securities owned at October 31, 2002 was $45,109,746 or 78.20% of net assets.
##   Required disclosure for restricted securities only.
@    Non-Income Producing Security.

      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

Excelsior Private Equity Fund II, Inc.
Statements of Assets and Liabilities

                                                                 October 31,
                                                          ---------------------------
                                                              2003           2002
                                                          ------------   ------------
ASSETS:
   Unaffiliated Issuers, at value (Cost $46,764,966 and
      $57,623,852 respectively) .......................   $ 28,468,470   $ 38,954,718
   Affiliated Issuers, at value (Cost $40,313,526 and
      $56,177,649 respectively) .......................     18,448,663     15,792,376
                                                          ------------   ------------
   Investments, at value (Cost $87,078,492 and
      $113,801,501 respectively) (Note 1) .............   $ 46,917,133   $ 54,747,094
   Cash ...............................................      2,852,110             --
   Escrow receivable ..................................             --      1,817,148
   Receivable from investment advisor ( Note 2) .......         85,833      1,441,952
   Interest receivable ................................        196,706        109,702
   Other assets .......................................          1,292         52,616
                                                          ------------   ------------
      Total Assets ....................................     50,053,074     58,168,512

LIABILITIES:
   Management fees payable (Note 2) ...................        181,784        191,628
   Professional fees payable ..........................         60,000        140,000
   Directors' fees payable (Note 2) ...................         66,000         60,000
   Administration fees payable (Note 2) ...............         14,318         30,314
   Accrued expenses and other payables ................         14,784         62,728
                                                          ------------   ------------
      Total Liabilities ...............................        336,886        484,670
                                                          ------------   ------------

NET ASSETS ............................................   $ 49,716,188   $ 57,683,842
                                                          ============   ============

NET ASSETS consist of:
   Accumulated net realized (loss) on investments .....   $(27,414,222)  $(22,504,599)
   Net unrealized (depreciation) on investments .......    (40,161,359)   (59,054,407)
   Par value ..........................................          1,957          1,957
   Paid-in capital in excess of par value .............    117,289,812    139,240,891
                                                          ------------   ------------

Total Net Assets ......................................   $ 49,716,188   $ 57,683,842
                                                          ============   ============
   Shares of Common Stock Outstanding ($0.01 par
      value, 200,000 authorized) ......................        195,730        195,730

NET ASSET VALUE PER SHARE .............................   $     254.00   $     294.71
                                                          ============   ============

      Notes to Financial Statements are an integral part of these Financial
                                  Statements.

Excelsior Private Equity Fund II, Inc.
Statements of Operations

                                                                                         Year Ended October 31,
                                                                              -------------------------------------------
                                                                                  2003           2002           2001
                                                                              ------------   ------------   -------------
INVESTMENT INCOME:
   Interest income from unaffiliated investments ..........................   $    128,156   $    728,268   $     782,580
   Interest income from affiliated investments ............................         89,186        675,180         359,245
   Dividend income ........................................................         22,046         74,065              --
                                                                              ------------   ------------   -------------
      Total Income ........................................................        239,388      1,477,513       1,141,825

EXPENSES:
   Managing investment adviser fees (Note 2) ..............................        721,837      1,214,443       2,531,868
   Administration fees (Note 2) ...........................................        169,766        163,130          58,000
   Legal fees .............................................................         92,310        142,176         277,000
   Audit fees .............................................................         43,150         72,106          88,000
   Directors' fees and expenses (Note 2) ..................................         66,000         66,011          82,000
   Printing fees ..........................................................         26,680         26,680          26,680
   Interest expense .......................................................             --          4,675              --
   Miscellaneous expenses .................................................         63,757         59,934         110,553
                                                                              ------------   ------------   -------------

      Total Expenses ......................................................      1,183,500      1,749,155       3,174,101
                                                                              ------------   ------------   -------------
   Expenses reimbursed by Managing Investment Adviser (Note 2) ............       (322,717)      (243,246)       (212,131)
                                                                              ------------   ------------   -------------

      Net Expenses ........................................................        860,783      1,505,909       2,961,970
                                                                              ------------   ------------   -------------

NET INVESTMENT (LOSS) .....................................................       (621,395)       (28,396)     (1,820,145)
                                                                              ------------   ------------   -------------

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS: (Note 1)
   Net realized gain (loss) on unaffiliated investments ...................      1,098,164     (8,199,176)      2,662,786
   Net realized (loss) on affiliated investments ..........................    (14,615,021)    (1,183,639)    (11,705,163)
   Net change in unrealized appreciation (depreciation) on investments ....     18,893,048    (22,085,704)   (123,751,058)
                                                                              ------------   ------------   -------------

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS ....................      5,376,191    (31,468,519)   (132,793,435)
                                                                              ------------   ------------   -------------
   Net change in allowance for management incentive fee ...................             --      1,356,372      18,331,699
                                                                              ------------   ------------   -------------

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS ...........   $  4,754,796   $(30,140,543)  $(116,281,881)
                                                                              ============   ============   =============

     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

Excelsior Private Equity Fund II, Inc.
Statements of Changes in Net Assets

                                                                            Year Ended October 31,
                                                                -------------------------------------------
                                                                    2003           2002           2001
                                                                ------------   ------------   -------------
OPERATIONS:
   Net investment loss.......................................   $   (621,395)  $    (28,396)  $  (1,820,145)
   Net realized loss on investments..........................    (13,516,857)    (9,382,815)     (9,042,377)
   Net change in unrealized appreciation (depreciation)
      on investments.........................................     18,893,048    (22,085,704)   (123,751,058)
   Net change in allowance for management incentive fee......             --      1,356,372      18,331,699
                                                                ------------   ------------   -------------
   Net increase (decrease) in net assets resulting from
      operations.............................................      4,754,796    (30,140,543)   (116,281,881)

DISTRIBUTIONS TO SHAREHOLDERS FROM:
   Net investment income.....................................             --     (1,596,637)             --
   In excess of net investment income........................             --     (4,385,185)             --
   Return of capital.........................................    (12,722,450)   (47,617,118)             --
                                                                ------------   ------------   -------------
      Total distributions....................................    (12,722,450)   (53,598,940)             --
                                                                ------------   ------------   -------------

Net decrease in net assets...................................     (7,967,654)   (83,739,483)   (116,281,881)

NET ASSETS:
   Beginning of year.........................................     57,683,842    141,423,325     257,705,206
                                                                ------------   ------------   -------------
   End of year (including undistributed net investment
      income of $0, $0, and $2,230,182 respectively).........   $ 49,716,188   $ 57,683,842   $ 141,423,325
                                                                ============   ============   =============

     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

Excelsior Private Equity Fund II, Inc.
Statements of Cash Flows

                                                                                   Year Ended October 31,
                                                                        -------------------------------------------
                                                                             2003          2002           2001
                                                                        ------------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net increase (decrease) in net assets resulting from operations...   $  4,754,796   $(30,140,543)  $(116,281,881)
   Adjustments to reconcile net increase (decrease) in net a assets resulting from operations to net cash provided by operating activities:
   Net change in unrealized depreciation (appreciation) on
      investments....................................................    (18,893,048)    22,085,704     123,751,058
   Proceeds received from the sale of investments and distributions
      received from private investment funds.........................      7,273,935     45,809,502      29,737,103
   Net realized loss on investments..................................     13,516,857      9,382,815       9,042,377
   Purchases of investments..........................................             --    (16,933,708)    (30,521,436)
   Net change in short-term investments..............................      7,749,365     16,509,760       7,903,391
   Decrease (increase) in receivable from investment adviser.........      1,356,119      6,281,160      (7,723,112)

   Decrease (increase) in interest receivable........................        (87,004)       (89,971)         83,322
   Decrease (increase) in other assets...............................         51,324        123,070         (16,560)
   Decrease in incentive fee payable.................................             --             --      (5,059,389)
   Decrease in deferred incentive fee payable........................             --             --      (9,714,201)
   Increase (decrease) in management fee payable.....................         (9,844)       191,628        (928,875)
   Increase (decrease) in directors' fees payable....................          6,000             11          (6,500)
   Increase (decrease) in other expenses payable.....................       (143,940)        27,730          84,311
                                                                        ------------   ------------   -------------

   Net cash provided by operating activities.........................     15,574,560     53,247,158         349,608
                                                                        ------------   ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distribution to shareholders......................................    (12,722,450)   (53,598,940)             --
                                                                         -----------   ------------   -------------
   Net cash used by financing activities.............................    (12,722,450)   (53,598,940)             --
                                                                         -----------   ------------   -------------
   Net increase (decrease) in cash...................................      2,852,110       (351,782)        349,608

Cash at beginning of year...........................................              --        351,782           2,174
                                                                        ------------   ------------   -------------
Cash at end of year.................................................    $  2,852,110   $         --   $     351,782
                                                                        ============   ============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest............................   $         --   $      4,675   $          --
                                                                        ============   ============   =============

     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

Excelsior Private Equity Fund II, Inc.
Financial Highlights -- Selected Per Share Data and Ratios

Per Share Operating Performance (1)

                                                                     Year Ended October 31,
                                                     -------------------------------------------------------
                                                       2003       2002       2001         2000        1999
                                                     -------   --------   ---------   ---------   ---------
NET ASSET VALUE, BEGINNING OF YEAR                   $294.71   $ 722.54   $1,316.64   $1,252.27   $1,033.37
                                                     -------   --------   ---------   ---------   ---------
INCOME FROM INVESTMENT OPERATIONS
   Net Investment Income (Loss)...................     (3.17)     (0.15)      (9.30)      (2.36)      21.29
   Net Realized and Unrealized Gain (Loss) on
      Investments.................................     27.46    (160.77)    (678.46)     436.36      291.72
   Net Change in Allowance for Management
      Incentive fee...............................      --         6.93       93.66      (45.66)     (54.93)
                                                     -------   --------   ---------   ---------   ---------
      Total from Investment Operations............     24.29    (153.99)    (594.10)     388.34      258.08
                                                     -------   --------   ---------   ---------   ---------

DISTRIBUTIONS
   Net Investment Income..........................        --      (8.16)         --          --      (39.18)
   In Excess of Net Investment Income.............        --     (22.40)         --          --          --
   Net Realized Gain..............................        --         --          --     (270.37)         --
   Paid-in Capital................................    (65.00)   (243.28)         --      (53.60)         --
                                                     -------   --------   ---------   ---------   ---------
      Total Distributions.........................    (65.00)   (273.84)         --     (323.97)     (39.18)
                                                     -------   --------   ---------   ---------   ---------
NET ASSET VALUE, END OF YEAR......................   $254.00   $ 294.71   $  722.54   $1,316.64   $1,252.27
                                                     =======   ========   =========   =========   =========
TOTAL NET ASSET VALUE RETURN (2)..................      8.24%    (21.31)%    (44.58)%     35.89%      25.94%
                                                     =======   ========   =========   =========   =========
RATIOS AND SUPPLEMENTAL DATA
   Net Assets, End of Year (Thousands)............   $49,716   $ 57,684   $ 141,423   $ 257,705   $ 245,107
   Ratio of Net Operating Expenses to Average
      Net Assets..................................      1.55%      1.29%       1.48%       1.55%       1.26%
   Ratio of Gross Operating Expenses to
      Average Net Assets(3).......................      2.13%      1.50%       1.59%       1.55%       1.26%
   Ratio of Net Investment Income (Loss) to
      Average Net Assets..........................     (1.12)%    (0.02)%     (0.91)%     (0.15)%      1.86%
   Portfolio Turnover Rate........................         0%        21%         11%         14%         40%

(1)  For a share outstanding throughout each year.
(2) Total investment return based on per share net asset value reflects the effects of changes in net asset value based on the performance of the Company during the year, and assumes dividends and distributions, if any, were reinvested. The Company's shares were issued in a private placement and are not traded. Therefore, market value total investment return is not presented.
(3) Expense ratio before waiver of fees and reimbursement of expenses by Managing Investment Adviser.

     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

                     EXCELSIOR PRIVATE EQUITY FUND II, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                October 31, 2003

Note 1 -- Significant Accounting Policies

     Excelsior Private Equity Fund II, Inc. (the "Company") was incorporated under the laws of the State of Maryland on March 20, 1997, and is a non-diversified, closed-end management investment company that has elected to be treated as a business development company or "BDC" under the Investment Company Act of 1940, as amended.

     As a BDC, the Company must be primarily engaged in the business of furnishing capital and making available managerial assistance to companies that generally do not have ready access to capital through conventional financial channels. The Company's investment objective is to achieve long-term capital appreciation primarily by investing in private later-stage venture capital companies and private middle-market companies in which the equity is closely held by company founders, management and/or a limited number of institutional investors and, to a lesser extent, privately offered venture capital, buyout and private equity funds managed by third parties which have attractive investment return prospects and offer compelling strategic benefits to the Company. The Company does not have the right to demand that such any investee securities be registered.

     The following is a summary of the Company's significant accounting policies. Such policies are in conformity with generally accepted accounting principles in the United States for investment companies and are consistently followed in the preparation of the financial statements. Generally accepted accounting principles in the United States require management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from these estimates. Certain amounts in the prior years' financial statements have been reclassified to conform with the current year's financial statements.

     (a)  Portfolio valuation:

          The Company values portfolio securities quarterly and at such other times as, in the Board of Directors' view, circumstances warrant. Investments in securities for which market quotations are readily available generally will be valued at the last sale price on the date of valuation or, if no sale occurred, at the mean of the latest bid and ask prices; provided that, as to such securities that may have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied. Securities for which no public market exists and other assets will be valued at fair value as determined in good faith by the Managing Investment Adviser (as defined below) or a committee of the Board of Directors or both under the supervision of the Board of Directors pursuant to certain valuation procedures summarized below. Securities having remaining maturities of 60 days or less from the date of purchase are valued at amortized cost.

          The value for securities for which no public market exists is difficult to determine. Generally, such investments will be valued on a "going concern" basis without giving effect to any disposition costs. There is a range of values that is reasonable for such investments at any particular time. Initially, direct investments are valued based upon their original cost, until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct investments will be valued by the "private market" or "appraisal" methods of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the investee such as earnings, net worth, reliable private sale prices of the investee's securities, the market prices for similar securities of comparable companies, an assessment of the investee's future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Managing Investment Adviser or a committee of the Board of Directors under the supervision of the Board of Directors and, in any event, not less frequently than quarterly. However, there can be no assurance that such values will represent the return that might ultimately be realized by the Company from the investments.

          The valuation of the Company's Private Investment Funds is based upon its pro-rata share of the value of the net assets of a Private Investment Fund as determined by such Private Investment Fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company's investments in Private Investment Funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Managing Investment Adviser, the Managing Investment Adviser, under the supervision of the Board of Directors, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any. The valuation of the Company's Private Investment Funds also includes capital contributions to such Private Investment Funds made in advance of remaining capital commitments being called by the Private Investment Funds' respective general partners. At October 31, 2003 and October 31, 2002, these contributions paid in advance totaled $4,679,968 and $6,869,447, respectively, and are included in investments on the statement of assets and liabilities. These contributions paid in advance are non-income producing.

          At October 31, 2003 and October 31, 2002, market quotations were not readily available for securities valued at $40,786,051 or 82.04% of net assets and $42,429,457 or 73.6% of net assets, respectively. Such securities were valued by the Managing Investment Adviser under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

     (c)  Repurchase agreements:

          The Company enters into agreements to purchase securities and to resell them at a future date. It is the Company's policy to take receipt of securities purchased and to ensure that the market value of the collateral including accrued interest is sufficient to protect the Company from losses incurred in the event the counterparty does not repurchase the securities. If the counterparty defaults and the value of the collateral declines or if bankruptcy proceedings are commenced with respect to the seller of the security, realization of the collateral by the Company may be delayed or limited.

     (d)   Federal income taxes:

          It is the policy of the Company to continue to qualify as a "regulated investment company" under Subchapter M of the Internal Revenue Code and distribute substantially all of its taxable income to its shareholders. Therefore, no federal income or excise tax provision is required.

          Dividends from net investment income are declared and paid at least annually. Any net realized capital gains, unless offset by any available capital loss carryforwards, are distributed to shareholders at least annually. Dividends and distributions are determined in accordance with federal income tax regulations that may differ from generally accepted accounting principles. These "book/tax" differences are either considered temporary or permanent and may be reclassified within the capital accounts based on their federal tax basis treatment. At October 31, 2003 and October 31, 2002, the Company has reclassified certain amounts of net investment loss and net realized loss on investments to paid-in capital due to net operating losses and investment partnership adjustments.

          The Company has unused capital loss carryforwards of approximately $40,794,739 available for income tax purposes, to be applied against future net realized gains, if any, after October 31, 2003. If not applied, $8,602,181 of the carryover will expire in 2009, $13,721,421 will expire in 2010, and $18,471,137 will expire in 2011. At October 31, 2002, the Company had an unused capital loss carryforward of approximately $22,323,602 available for income tax purposes, to be applied against future net realized gains, if any, after October 31, 2002. If not applied, $8,602,181 of the carryover will expire in 2009 and $13,721,421 will expire in 2010.

          The tax character of distributions paid may differ from the character of distributions shown on the statement of changes in net assets due to tax treatment of certain distributions. The tax character of distributions paid during the fiscal years ended October 31, 2003 and 2002 were as follows:

                           Year Ended October 31,
                         -------------------------
                            2003          2002
                         -----------   -----------
     Ordinary Income     $        --   $ 5,981,822
     Return of Capital    12,722,450    47,617,118
                         -----------   -----------
     Total               $12,722,450   $53,598,940
                         -----------   -----------

          The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of October 31, 2003 and October 31, 2002, the Company had not received information to determine the tax cost of the Private Investment Funds as of October 31, 2003, and October 31, 2002, and therefore to determine the Company's unrealized gain or loss on a tax basis. At October 31, 2003, the cost of all other investments for federal tax purposes was $33,968,231, and those investments had a tax basis net unrealized depreciation of $16,879,402, consisting of gross appreciation of $13 and gross depreciation of $16,879,415. At October 31, 2002, the cost of all other non-Private Investment Fund investments for federal tax purposes was $58,722,822, and those investments had a tax basis net unrealized depreciation of $35,898,850, consisting of gross unrealized appreciation of $184,084 and gross unrealized depreciation of $36,082,934.

Note 2 -- Investment Advisory Fee, Administration Fee and Related Party Transactions

     Prior to June 1, 2003, and pursuant to an Investment Management Agreement ("Agreement"), United States Trust Company of New York ("U.S. Trust NY") and U.S. Trust Company ("U.S. Trust") served as the Managing Investment Adviser to the Company. Under the Agreement, for the services provided, the Managing Investment Adviser is entitled to receive a management fee at the annual rate of 1.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested or committed to be invested in Private Companies or Private Investment Funds and equal to an annual rate of 0.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested in short-term investments and are not committed to Private Companies or Private Investment Funds. Prior to June 1, 2003, and pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement") among the Company, U.S. Trust NY, U.S. Trust and U.S. Trust Company, N.A., U.S. Trust Company, N.A. served as the investment sub-adviser to the Company and received an investment management fee from the Managing Investment Adviser. As of October 31, 2003 and October 31, 2002, $181,784 and $191,628, respectively, were payable to the Managing Investment Adviser.

     In addition to the management fee, the Company has agreed to pay the Managing Investment Adviser an incentive fee in an amount equal to 20% of the cumulative realized capital gains (net of realized capital losses and unrealized net capital depreciation) on investments other than Private Investment Funds, less the aggregate amount of incentive fee payments in prior years. If the amount of the incentive fee in any year is a negative number, or cumulative net realized gains less net unrealized capital depreciation at the end of any year is less than such amount calculated at the end of the previous year, the Managing Investment Adviser will be required to repay the Company all or a portion of the incentive fee previously paid. During the years ended October 31, 2003, 2002, and 2001, respectively, the Company recouped $0, $1,356,372, and $18,331,699 of incentive fees which had been paid by the Company to the Managing Investment Adviser in prior years.

     U.S. Trust NY is a New York state-chartered bank and trust company and a member bank of the Federal Reserve System. Effective June 1, 2003, U.S. Trust merged into U.S. Trust Company, N.A., a nationally chartered bank. Pursuant to an assumption agreement dated June 1, 2003, U.S. Trust Company, N.A. assumed the duties and obligations of U.S. Trust under the Agreement. Pursuant to a termination agreement among the Company, U.S. Trust NY, U.S. Trust and U.S. Trust Company, N.A., the Sub-Advisory Agreement terminated on June 1, 2003. As a result, U.S. Trust

Company, N.A., acting through its registered investment advisory division, U.S. Trust Company, N.A. Asset Management Division, now serves with U.S. Trust NY, acting through its registered investment advisory division, U.S. Trust - New York Asset Management Division, as Managing Investment Adviser to the Company. The merger had no impact on the management or operations of the investment advisory functions performed for the Company, and did not constitute a change in control. U.S. Trust NY and U.S. Trust Company, N.A. are each a wholly-owned subsidiary of U.S. Trust Corporation, a registered bank holding company. U.S. Trust Corporation is a wholly-owned subsidiary of The Charles Schwab Corporation.

     PFPC, Inc. ("PFPC") provides administrative and accounting services to the Company pursuant to an Administration and Accounting Services Agreement. PFPC Trust Company provides custodian services to the Company pursuant to a Custodian Services Agreement. Also, PFPC provides transfer agency services to the Company pursuant to a Transfer Agency Agreement. For the services provided to the Company by PFPC and its affiliates, PFPC is entitled to an annual fee of 0.02% of average net assets plus reimbursement of reasonable expenses, and a base fee, payable monthly.

     The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25% of the Company's average net assets. This reimbursement amounted to $322,717, $243,246, and $212,131 for the years ended October 31, 2003, 2002, and 2001, respectively.

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

     During the year ended October 31, 2003, the Company executed a sale of 94,430 shares of Pivotal Corporation common stock through Charles Schwab Strategic Trading Group ("CSSTG"), an affiliate of the Company. As part of this transaction, CSSTG received $1,889 in brokerage commissions.

3.   Purchases and Sales of Securities

     Excluding short-term investments, the Company's purchases and sales of securities for the years ended October 31, 2003, October 31, 2002, and October 31, 2001 were as follows:

 Year Ended
October 31,   Purchases ($)   Proceeds ($)
-----------   -------------   ------------
    2003                --      5,456,787
    2002        16,933,708     43,706,387
    2001        18,570,218     31,635,084

Note 4 -- Transactions with Affiliated Portfolio Companies

     An affiliated company is a company in which the Company has ownership of over 5% of the voting securities. No dividend income was received from affiliated companies during the years ended October 31, 2003 and 2002. Transactions with companies which are or were affiliates are as follows:

                                                        Shares/
                                                       Principal
                                                        Amount/                         For the Year Ended October 31, 2003
                                                      Percentage                 -------------------------------------------------
                                                        Held at                                 Sales/
                                                        October    October 31,   Conversion   Conversion                Realized
Name of Investment                                     31, 2002     2002 Value      Cost       Proceeds    Interest    Gain (Loss)
------------------                                    ----------   -----------   ----------   ----------   --------   ------------
Affiliated Companies
Cardiac Science, Inc., Common Stock*                   840,484     $1,421,986        $--      $1,776,246    $    --   $    538,331
Mid- Atlantic Venture Fund III, LP                        8.71%     2,337,915         --          87,418         --             --







                                                        Shares/
                                                      Principal
                                                        Amount/
                                                      Percentage
                                                        Held at
                                                        October    October 31, 2003
Name of Investment                                     31, 2003     Value (Note 1)
------------------                                    ----------   ----------------
Affiliated Companies
Cardiac Science, Inc., Common Stock*                          --      $        --
Mid- Atlantic Venture Fund III, LP                          8.71%       1,774,031

Clear Orbit Inc., Preferred Series A                   1,428,572     5,000,013        --              --         --             --
Commonwealth Capital Ventures II, LLP                       5.73%    2,019,502        --              --         --             --
Curon Medical ,Inc., Common Stock                      2,381,088       928,624        --              --         --             --
Curon Mediical ,Inc., Warrants                            76,950            --        --              --         --             --
Firstsource Corp., Preferred Series A                  2,388,345            --        --              --         --             --
Firstsource Corp., Promissory Note 8.00%, 6/30/2001   $2,666,667            --        --              --         --             --
Killerbiz, Inc., Promissory Note 8.00%, 6/10/2000
   and 1/17/2001                                      $  750,000            --        --              --         --             --
Mosaica Education, Inc., Preferred Series C               75,059     3,537,722        --              --         --             --
Mosaica Education, Inc. Bridge Notes, 13.00%,
   8/24/2006                                          $  686,415       686,415        --              --     89,196             --
Mosaica Education, Inc. (Advantage Schools),
   0.00%, 8/24/2006                                   $1,025,748     1,025,748        --              --         --             --
Mosaica Education, Inc. (ASI Texas LLC ), 0.00%,
   8/24/2006                                          $  256,437       256,437        --              --         --             --
Protogene Laboratories, Inc., Preferred Series B       7,100,000            --        --              --         --     (5,122,497)
Protogene Laboratories, Inc., Promissory Note         $2,140,000            --        --              --         --     (2,140,000)
ReleaseNow, Inc. /Release Software Corp. Series D      1,676,229            --        --              --         --     (5,850,039)
ReleaseNow, Inc., Preferred Series E                     115,000            --        --              --         --       (460,000)
ReleaseNow, Inc., Preferred Series F                     100,000            --        --              --         --       (500,000)
ReleaseNow, Inc., Preferred Series G                     176,000            --        --              --         --       (880,000)
ReleaseNow, Inc., Promissory Note                     $  133,333            --        --          65,850         --        (67,483)
ReleaseNow, Inc., Promissory Note                     $  133,333            --        --              --         --       (133,333)
                                                                   -----------       ---      ----------    -------   ------------
   Total Non Controlled Affiliates                                 $17,214,362       $--      $1,929,514    $89,196   $(14,615,021)

Clear Orbit Inc., Preferred Series A                   1,428,572        5,000,013
Commonwealth Capital Ventures II, LLP                       5.73%       1,925,198
Curon Medical ,Inc., Common Stock                      2,381,088        4,243,099
Curon Mediical ,Inc., Warrants                            76,950               --
Firstsource Corp., Preferred Series A                  2,388,345               --
Firstsource Corp., Promissory Note 8.00%, 6/30/2001    2,666,667               --
Killerbiz, Inc., Promissory Note 8.00%, 6/10/2000
   and 1/17/2001                                              --               --
Mosaica Education, Inc., Preferred Series C               75,059        3,537,722
Mosaica Education, Inc. Bridge Notes, 13.00%,
   8/24/2006                                          $  686,415          686,415
Mosaica Education, Inc. (Advantage Schools),
   0.00%, 8/24/2006                                   $1,025,748        1,025,748
Mosaica Education, Inc. (ASI Texas LLC ), 0.00%,
   8/24/2006                                          $  256,437          256,437
Protogene Laboratories, Inc., Preferred Series B              --               --
Protogene Laboratories, Inc., Promissory Note                 --               --
ReleaseNow, Inc. /Release Software Corp. Series D             --               --
ReleaseNow, Inc., Preferred Series E                          --               --
ReleaseNow, Inc., Preferred Series F                          --               --
ReleaseNow, Inc., Preferred Series G                          --               --
ReleaseNow, Inc., Promissory Note                             --               --
ReleaseNow, Inc., Promissory Note                             --               --
                                                                      -----------
   Total Non Controlled Affiliates                                    $18,448,663

* Cardiac Science, Inc. was an affiliated company prior to October 31, 2002 but was not an affiliated company as of October 31, 2002.


                                         For the Year Ended October 31, 2002
                                       ---------------------------------------
                                                                Realized
Affiliate                                  Interest           Gain (Loss)
---------------------------                --------           -----------
Cardiac Science, Inc.                      $560,867           $ 5,207,589
PowerSmart, Inc.                              8,272             7,708,839
Captura Software, Inc.                           --            (5,799,560)
Mosaica Education, Inc.                     106,041                    --
Marketfirst Software, Inc.                       --            (9,255,036)
Reed Elsevier PLC (fka
   Classroom Connect, Inc.)                      --               954,529
                                           --------           -----------
Total                                      $675,180           $(1,183,639)
                                           --------           -----------

----------
*    Escrow receivable

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures. As of October 31, 2003 (the end of the period covered by this report), the Company's principal executive officers and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))and have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

     (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls over financial reporting. Accordingly, no corrective actions were required or undertaken.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth under the headings "Election of Directors" and "Additional Information--Officers" appearing in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on March 26, 2004, which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 2003, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

          The information set forth under the captions "Election of Directors" and "Additional Information--Officers" in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on March 26, 2004, which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 2003, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on March 26, 2004, which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 2003, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          Not Applicable.

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

          3.   Exhibits

          Exhibit
          Number    Description
          -------   -----------
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

          (10.4) Administration and Accounting Services Agreement dated January 1, 2002, between the Company and PFPC Inc./4/

          (10.5) Custodian Services Agreement dated January 1, 2002, between the Company and PFPC Trust Company./4/

          (10.6) Transfer Agency Services Agreement dated February 1, 2002, between the Company and PFPC Inc./4/

          (14)      Code of Ethics

          (31.1)    Certification of Co-Chief Executive Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

          (31.2)    Certification of Co-Chief Executive Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

          (31.3) Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          (32.1) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

       None.

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

                                 EXCELSIOR PRIVATE EQUITY FUND II, INC.


Date: January 29, 2004           By: /S/ DOUGLAS A. LINDGREN
                                     -------------------------------------------
                                 Douglas A. Lindgren, Co-Chief Executive Officer
                                 and Chief Investment Officer
                                 (principal executive officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        Signature                             Title                               Date
        ---------                             -----                               ----


/S/ DAVID I. FANN            President and Co-Chief Executive Officer       January 29, 2004
--------------------------   (principal executive officer)
David I. Fann


/s/ DOUGLAS A. LINDGREN      Co-Chief Executive Officer and
--------------------------   Chief Investment Officer                       January 29, 2004
Douglas A. Lindgren          (principal executive officer)



/S/ ROBERT F. AUFENANGER     Treasurer                                      January 29, 2004
--------------------------   (principal financial and accounting officer)
Robert F. Aufenanger


/S/ JOHN C. HOVER II         Chairman of the Board and Director             January 29, 2004
--------------------------
John C. Hover II


/S/ GENE M. BERNSTEIN        Director                                       January 29, 2004
--------------------------
Gene M. Bernstein


/S/ STEPHEN V. MURPHY        Director                                       January 29, 2004
--------------------------
Stephen V. Murphy


/S/ VICTOR F. IMBIMBO, JR.   Director                                       January 29, 2004
--------------------------
Victor F. Imbimbo, Jr.