Form 10-Q
period 2004-01-31
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2004-03-16
CIK 1036052

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________to________________

                        Commission file number 000-22277

                                   ----------

                     EXCELSIOR PRIVATE EQUITY FUND II, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

MARYLAND                                                22-3510108
--------------------------------------------------------------------------------
(State or Other Jurisdiction of
Incorporation or Organization)              (I.R.S. Employer Identification No.)

225 High Ridge Road Stamford, CT                          06905
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code (302) 352-4400

114 West 47th Street, New York, NY                     10036-1532
--------------------------------------------------------------------------------
         Former Name, Former Address and Former Fiscal Year, if Changed
                               Since last Report.

                                   ----------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).
Yes [_]  No [X]

     As of March 1, 2004, there were 195,730 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

================================================================================

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

            INDEX                                                       PAGE NO.
            -------------------------------------------------------     --------
PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements                                            1

            Portfolios of Investments as of January 31, 2004 and
            October 31, 2003                                                2

            Statements of Assets and Liabilities at January 31,
            2004 and October 31, 2003                                       6

            Statements of Operations for the three-month periods
            ended January 31, 2004 and January 31, 2003                     7

            Statements of Changes in Net Assets for the three-month
            periods ended January 31, 2004 and January 31, 2003             8

            Statements of Cash Flows for the three-month periods
            ended January 31, 2004 and January 31, 2003                     9

            Financial Highlights at January 31, 2004 and
            January 31, 2003                                               10

            Notes to Financial Statements                                  11

            Independent Accountants' Review Report                         16

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            17

   Item 3.  Quantitative and Qualitative Disclosures about
            Market Risk                                                    19

   Item 4.  Controls and Procedures                                        19

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                              19

   Item 2.  Changes in Securities and Use of Proceeds                      19

   Item 3.  Defaults Upon Senior Securities                                20

   Item 4.  Submission of Matters to a Vote of Security Holders            20

   Item 5.  Other Information                                              20

   Item 6.  Exhibits and Reports on Form 8-K                               20

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments (Unaudited)

                                                        January 31, 2004
                                                  -----------------------------
                                                                     % of Net
                                                       Value          Assets
                                                  -------------   -------------
PORTFOLIO STRUCTURE
-------------------
   SHORT-TERM INVESTMENTS:
      AGENCY OBLIGATIONS                          $   2,799,335            5.32%
      INVESTMENT COMPANIES                            1,887,983            3.59%
   PRIVATE INVESTMENT FUNDS                          27,720,809           52.70%
   PORTFOLIO COMPANIES                               18,374,836           34.94%
                                                  -------------   -------------
   TOTAL INVESTMENTS                                 50,782,963           96.55%
   OTHER ASSETS & LIABILITIES (NET)                   1,815,702            3.45%
                                                  -------------   -------------
   NET ASSETS                                     $  52,598,665          100.00%
                                                  =============   =============

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments

                                                         October 31, 2003
                                                  -----------------------------
                                                                     % of Net
                                                       Value          Assets
                                                  -------------   -------------
PORTFOLIO STRUCTURE
-------------------
   SHORT-TERM INVESTMENTS:
      AGENCY OBLIGATIONS                          $          --            0.00%
      INVESTMENT COMPANIES                            1,887,983            3.80%
   PRIVATE INVESTMENT FUNDS                          29,828,304           60.00%
   PORTFOLIO COMPANIES                               15,200,846           30.57%
                                                  -------------   -------------
   TOTAL INVESTMENTS                                 46,917,133           94.37%
   OTHER ASSETS & LIABILITIES (NET)                   2,799,055            5.63%
                                                  -------------   -------------
   NET ASSETS                                     $  49,716,188          100.00%
                                                  =============   =============

             Notes to Financial Statements are an integral part of
                          these Financial Statements.

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments January 31, 2004 (Unaudited)

                                                                                  Acquisition      Value
  Par Value                                                                         Date##        (Note 1)
------------                                                                      -----------   ------------
AGENCY OBLIGATIONS -- 5.32%
$  2,799,335   Federal Home Loan Discount Notes, 0.95%, 2/09/2004
               (Cost $2,799,335)                                                                $  2,799,335
PRIVATE INVESTMENT FUNDS #, @ -- 52.70%
  Ownership
 Percentage
------------
        1.71%  Advanced Technology Ventures V, LP                                  9/98-10/02      1,168,025
        2.63%  Brand Equity Ventures I, LP                                        03/98-10/01        555,283
        0.96%  Brentwood Associates III, LP                                       06/99-10/02      4,078,945
        1.98%  Broadview Capital Partners, LP                                     04/99-10/02      2,253,166
        4.89%  Commonwealth Capital Ventures II, LP  +                            01/99-10/02      1,921,311
        3.96%  Communications Ventures III, LP                                    11/98-05/00        808,203
        1.53%  Friedman, Fleischer & Lowe Capital Partners, LP                    01/99-10/02      4,701,850
        1.30%  Mayfield X, LP                                                     06/99-05/02        882,768
        0.62%  Mayfield X, Annex                                                  07/02-10/02        223,002
        8.71%  Mid-Atlantic Venture Fund III, LP  +                               04/98-02/01      1,774,031
        2.64%  Morgenthaler Venture Partners V, LP                                10/98-08/01      2,665,024
        1.67%  Quad-C Partners V, LP                                              04/98-10/02      4,501,859
        1.34%  Sevin Rosen Fund VI, LP                                            03/98-10/02      1,288,476
        2.12%  Trinity Ventures VI, LP                                            09/98-10/02        898,866
                                                                                                ------------
               TOTAL PRIVATE INVESTMENT FUNDS (Cost $50,794,297)                                  27,720,809
                                                                                                ------------
 Shares/Par
   Value
------------
PRIVATE COMPANIES # -- 20.84%
   Preferred Stocks @ -- 16.24%
      Educational Services -- 6.73%
      75,059   Mosaica Education, Inc., Series C +                                   08/01         3,537,722
                                                                                                ------------
      Internet Services -- Business -- 9.51%
   1,428,572   Clear Orbit, Inc., Series A +                                         06/00         5,000,013
   2,388,345   Firstsource Corp., Series A +                                         02/00                --
                                                                                                ------------
                                                                                                   5,000,013
                                                                                                ------------
               Total Preferred Stock  (Cost $20,119,425)                                           8,537,735
                                                                                                ------------
   Promissory Notes -- 4.60%
      Biotechnology -- 0.86%
$    451,412   Metrigen, Inc., 6.00%, 9/01/2009 @                                    07/03           451,412
                                                                                                ------------
      Educational Services -- 3.74%
$    686,415   Mosaica Education, Inc. Bridge Notes, 13.00%, 8/24/2006+           02/01-08/01        686,415
$  1,025,748   Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006 +@   02/01-08/01      1,025,748
$    256,437   Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 8/24/2006+@       02/01-08/01        256,437
                                                                                                ------------
                                                                                                   1,968,600
                                                                                                ------------
      Internet Services -- Business -- 0.00%
$  2,666,667   Firstsource Corp., 8.00%, 6/30/2001 +@                                12/00                --
$    750,000   Killerbiz, Inc., 8.00%, 6/10/2000 and 1/17/2001 +@                 12/99-08/00             --
                                                                                                ------------
                                                                                                          --
                                                                                                ------------
               Total Promissory Notes (Cost $5,836,679)                                            2,420,012

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments January 31, 2004 (Unaudited) -- (continued)

                                                                                  Acquisition      Value
   Shares                                                                            Date##       (Note 1)
------------                                                                      -----------   ------------
Warrants -- 0.00%
   Biotechnology -- 0.00%
      62,326   Metrigen, Inc.@                                                       07/03      $         --
                                                                                                ------------
               Total Warrants (Cost $0)                                                                   --
                                                                                                ------------
                                                                                                ------------
               TOTAL PRIVATE COMPANIES (Cost $25,956,104)                                         10,957,747
                                                                                                ------------
PUBLIC COMPANIES @+# -- 14.10%
   Common Stock -- 14.10%
      Medical Devices -- 14.10%
   2,381,088   Curon Medical, Inc.*                                                  08/99         7,417,089
                                                                                                ------------
               Total Common Stock (Cost $6,124,144)                                                7,417,089
                                                                                                ------------
   Warrants -- 0.00%
      Medical Devices -- 0.00%
      76,950   Curon Medical, Inc.                                                   08/00                --
                                                                                                ------------
               Total Warrants (Cost $0)                                                                   --
                                                                                                ------------
               TOTAL PUBLIC COMPANIES (Cost $6,124,144)                                            7,417,089
                                                                                                ------------
INVESTMENT COMPANIES -- 3.59%
   1,887,983   Dreyfus Government Cash Management Fund (Cost $1,887,983)                           1,887,983
                                                                                                ------------
TOTAL INVESTMENTS (Cost $87,561,863) -- 96.55%                                                    50,782,963
OTHER ASSETS & LIABILITIES (NET) -- 3.45%                                                          1,815,702
                                                                                                ------------
NET ASSETS -- 100.00%                                                                           $ 52,598,665
                                                                                                ------------

----------

+ At January 31, 2004, the Company owned 5% or more of the company's outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at January 31, 2004 was $21,618,766.
# Restricted as to public resale. Acquired between March 1, 1998 and July 31, 2003. Total cost of restricted securities at January 31, 2004 aggregated $82,874,545. Total value of restricted securities owned at January 31, 2004 was $46,095,645 or 87.64% of net assets.
##  Required disclosure for restricted securities only.
@   Non-income producing security.
*   Carrying value per unit reflects a 30% discount to the closing price.

              Notes to Financial Statements are an integral part of
                          these Financial Statements.

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments October 31, 2003

 Ownership                                                       Acquisition
Percentage                                                          Date##       Value (Note 1)
-----------                                                     --------------   --------------
PRIVATE INVESTMENT FUNDS #, @ -- 60.00%
       1.83% Advanced Technology Ventures V, LP                  09/98-10/02     $    1,170,894
       2.63% Brand Equity Ventures I, LP                         03/98-10/01            554,765
       1.37% Brentwood Associates III, LP                        06/99-10/02          4,725,483
       2.51% Broadview Capital Partners, LP                      04/99-10/02          2,253,166
       5.73% Commonwealth Capital Ventures II, LP +              01/99-10/02          1,925,198
       3.96% Communications Ventures III, LP                     11/98-05/00            801,800
       1.53% Friedman, Fleischer & Lowe Capital Partners, LP     01/99-10/02          5,664,450
       1.30% Mayfield X, LP                                      06/99-05/02            882,768
       1.42% Mayfield X, Annex                                   07/02-10/02            223,002
       8.71% Mid-Atlantic Venture Fund III, LP +                 04/98-02/01          1,774,031
       2.64% Morgenthaler Venture Partners V, LP                 10/98-08/01          2,614,572
       1.67% Quad-C Partners V, LP                               04/98-10/02          5,177,939
       1.34% Sevin Rosen Fund VI, LP                             03/98-10/02          1,161,370
       3.01% Trinity Ventures VI, LP                             09/98-10/02            898,866
                                                                                 --------------
             TOTAL PRIVATE INVESTMENT FUNDS (Cost $53,110,261)                       29,828,304
                                                                                 --------------
Shares/Par
   Value
-----------
PRIVATE COMPANIES # -- 22.04%
   Preferred Stocks @ -- 17.17%
      Educational Services -- 7.11%
     75,059  Mosaica Education, Inc., Series C +                    08/01             3,537,722
                                                                                 --------------
      Internet Services -- Business -- 10.06%
  1,428,572  Clear Orbit, Inc., Series A +                          06/00             5,000,013
  2,388,345  Firstsource Corp., Series A +                          02/00                    --
                                                                                 --------------
                                                                                      5,000,013
                                                                                 --------------
             Total Preferred Stock  (Cost $20,119,425)                                8,537,735
   Promissory Notes -- 4.87%
      Biotechnology -- 0.91%
$   451,412  Metrigen, Inc.,  6.00%, 9/01/2009 @                    07/03               451,412
                                                                                 --------------
      Educational Services -- 3.96%
$   686,415  Mosaica Education, Inc. Bridge Notes, 13.00%,
             8/24/2006+                                          02/01-08/01            686,415
$ 1,025,748  Mosaica Education, Inc. (Advantage Schools),
             0.00%, 8/24/2006 +@                                 02/01-08/01          1,025,748
$   256,437  Mosaica Education, Inc. (ASI Texas LLC ),
             0.00%, 8/24/2006+@                                  02/01-08/01            256,437
                                                                                 --------------
                                                                                      1,968,600
      Internet Services -- Business -- 0.00%
$ 2,666,667  Firstsource Corp., 8.00%, 6/30/2001 +@                 12/00                    --
$   750,000  Killerbiz, Inc., 8.00%, 6/10/2000 and
              1/17/2001 +@                                       12/99-08/00                 --
                                                                                 --------------
                                                                                             --
                                                                                 --------------
             Total Promissory Notes (Cost $5,836,679)                                 2,420,012

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments October 31, 2003 -- (continued)

                                                                 Acquisition
   Shares                                                           Date##       Value (Note 1)
-----------                                                     --------------   --------------
Warrants -- 0.00%
   Biotechnology -- 0.00%
     62,326  Metrigen, Inc.@                                        07/03        $           --
                                                                                 --------------
             Total Warrants (Cost $0)                                                        --
                                                                                 --------------
             TOTAL PRIVATE COMPANIES (Cost $25,956,104)                              10,957,747
                                                                                 --------------
PUBLIC COMPANIES @,#,+ -- 8.53%
   Common Stock -- 8.53%
      Medical Devices -- 8.53%
  2,381,088  Curon Medical, Inc.*                                   08/99             4,243,099
                                                                                 --------------
             Total Common Stock (Cost $6,124,144)                                     4,243,099
                                                                                 --------------
   Warrants -- 0.00%
      Medical Devices -- 0.00%
     76,950  Curon Medical, Inc.                                    08/00                    --
                                                                                 --------------
             Total Warrants (Cost $0)                                                        --
                                                                                 --------------
             TOTAL PUBLIC COMPANIES (Cost $6,124,144)                                 4,243,099
                                                                                 --------------
INVESTMENT COMPANIES -- 3.59%
  1,887,983  Dreyfus Government Cash Management Fund
             (Cost $1,887,983)                                                        1,887,983
                                                                                 --------------
TOTAL INVESTMENTS (Cost $87,078,492) -- 94.37%                                       46,917,133
OTHER ASSETS & LIABILITIES (NET) -- 5.63%                                             2,799,055
                                                                                 --------------
NET ASSETS -- 100.00%                                                            $   49,716,188
                                                                                 --------------

----------

+ At October 31, 2003, the Company owned 5% or more of the company's outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at October 31, 2003 was $18,448,663.
# Restricted as to public resale. Acquired between March 1, 1998 and July 31, 2003. Total cost of restricted securities at October 31, 2003 aggregated $85,190,509. Total value of restricted securities owned at October 31, 2003 was $45,029,150 or 90.57% of net assets.
##   Required disclosure for restricted securities only.
@    Non-income producing security.
*    Carrying value per unit reflects a 40% discount to the closing price.

      Notes to Financial Statements are an integral part of these Financial
                                  Statements.

Excelsior Private Equity Fund II, Inc.
Statements of Assets and Liabilities

                                                           January 31,
                                                               2004        October 31,
                                                           (Unaudited)        2003
                                                          -------------   -------------
   ASSETS:
      Unaffiliated Issuers, at value (Cost $47,248,337
       and $46,764,966 respectively)                      $  29,164,197   $  28,468,470
      Affiliated Issuers, at value (Cost $40,313,526
       and $40,313,526 respectively)                         21,618,766      18,448,663
                                                          -------------   -------------
      Investments, at value (Cost $87,561,863 and
       $87,078,492 respectively) (Note 1)                 $  50,782,963   $  46,917,133
      Cash                                                    2,107,436       2,852,110
      Receivable from investment advisor ( Note 2)               70,976          85,833
      Interest receivable                                       218,927         196,706
      Other assets                                               21,709           1,292
                                                          -------------   -------------
         Total Assets                                        53,202,011      50,053,074
   LIABILITIES:
      Incentive fees payable (Note 2)                           316,003              --
      Management fees payable (Note 2)                          185,511         181,784
      Professional fees payable                                  42,017          60,000
      Administration fees payable (Note 2)                       28,982          14,318
      Directors' fees payable (Note 2.                           15,123          66,000
      Accrued expenses and other payables                        15,710          14,784
                                                          -------------   -------------
         Total Liabilities                                      603,346         336,886
                                                          -------------   -------------
   NET ASSETS                                             $  52,598,665   $  49,716,188
                                                          =============   =============
   NET ASSETS consist of:
Undistributed net investment loss                         $    (183,979)  $          --
Accumulated net realized loss on investments                (27,414,222)    (27,414,222)
      Net unrealized (depreciation) on investments          (36,778,900)    (40,161,359)
      Allowance for management incentive fee                   (316,003)             --
      Par value                                                   1,957           1,957
      Paid-in capital in excess of par value                117,289,812     117,289,812
                                                          -------------   -------------
   Total Net Assets                                       $  52,598,665   $  49,716,188
                                                          =============   =============
      Shares of Common Stock Outstanding ($0.01 par
       value, 200,000 authorized)                               195,730         195,730
   NET ASSET VALUE PER SHARE                              $      268.73   $      254.00
                                                          =============   =============

     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

Excelsior Private Equity Fund II, Inc.
Statements of Operations (Unaudited)

                                                                Three Months Ended
                                                                    January 31,
                                                               2004           2003
                                                          -------------   -------------
INVESTMENT INCOME:
   Interest income from affiliated investments            $      22,235   $      22,480
   Interest income from unaffiliated investments                  6,930          28,253
   Dividend income                                                4,342           6,982
                                                          -------------   -------------
      Total Investment Income                                    33,507          57,715
EXPENSES:
   Managing investment adviser fees (Note 2)                    185,511         186,935
   Administration fees (Note 2)                                  42,969          43,079
   Professional fees                                             31,472          41,085
   Directors' fees and expenses (Note 2)                         15,123          15,123
   Insurance expense                                              7,922          19,077
   Miscellaneous expenses                                         5,465           8,996
                                                          -------------   -------------
      Total Expenses                                            288,462         314,295
                                                          -------------   -------------
   Expenses reimbursed by Managing Investment Adviser           (70,976)        (60,597)
                                                          -------------   -------------
      Net Expenses                                              217,486         253,698
                                                          -------------   -------------
NET INVESTMENT (LOSS)                                          (183,979)       (195,983)
                                                          -------------   -------------
NET REALIZED AND UNREALIZED GAIN (LOSS)
 ON INVESTMENTS: (Note 1)
   Net realized loss on affiliated investments                       --      (7,352,523)
   Net change in unrealized appreciation on investments       3,382,459       8,174,425
                                                          -------------   -------------
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS               3,382,459         821,902
                                                          -------------   -------------
Net change in allowance for management incentive fee           (316,003)             --
                                                          -------------   -------------
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS      $   2,882,477   $     625,919
                                                          =============   =============

      Notes to Financial Statements are an integral part of these Financial
                                  Statements.

Excelsior Private Equity Fund II, Inc.
Statement of Changes in Net Assets (Unaudited)

                                                               Three Months Ended
                                                                   January 31,
                                                               2004           2003
                                                          -------------   -------------
OPERATIONS:
      Net investment loss                                 $    (183,979)  $    (195,983)
      Net realized gain (loss) on investments                        --      (7,352,523)
      Net change in unrealized appreciation on
       investments                                            3,382,459       8,174,425
      Net change in allowance for management
       incentive fee                                           (316,003)             --
                                                          -------------   -------------
      Net increase in net assets resulting from
       operations                                             2,882,477         625,919
   Net increase in net assets                                 2,882,477         625,919
                                                          -------------   -------------
NET ASSETS:
      Beginning of period                                    49,716,188      57,683,842
                                                          -------------   -------------
      End of period(including accumulated net
       investment loss of $(183,979) and
       $(195,983), respectively)                          $  52,598,665   $  58,309,761
                                                          =============   =============

     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

Excelsior Private Equity Fund II, Inc.
Statement of Cash Flows (Unaudited)

                                                                Three Months Ended
                                                                    January 31,
                                                               2004            2003
                                                          -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net increase in net assets resulting from operations   $   2,882,477   $     625,919
   Adjustments to reconcile net increase in net
    assets resulting from operations to net cash
    provided by/(used in) operating activities:
   Net change in unrealized appreciation on investments      (3,382,459)     (8,174,425)
   Net change in short-term investments                      (2,799,335)     (2,824,691)
   Proceeds received from the sale of investments and
    distributions received from private investment
    funds                                                     2,315,964       1,853,845
   Net realized loss (gain) on investments                           --       7,352,523
   Decrease in receivable from investment adviser                14,857       1,381,355
   Increase in interest receivable                              (22,221)        (20,616)
   Decrease (increase) in other assets                          (20,417)         14,098
   Increase in incentive fee payable                            316,003              --
   Increase (decrease) in management fee payable                  3,727          (4,693)
   Decrease in directors' fees payable                          (50,877)        (44,877)
   Decrease in other expenses payable                            (2,393)       (135,129)
                                                          -------------   -------------
   Net cash provided by/(used in) operating activities         (744,674)         23,309
                                                          -------------   -------------
   Net increase (decrease) in cash                             (744,674)         23,309
                                                          -------------   -------------
   Cash at beginning of period                                2,852,110              --
                                                          -------------   -------------
   Cash at end of period                                  $   2,107,436   $      23,309
                                                          =============   =============

     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

Excelsior Private Equity Fund II, Inc.
Financial Highlights--Selected Per Share Data and Ratios (Unaudited)

Per Share Operating Performance (1)

                                                          Three Months    Three Months
                                                              Ended           Ended
                                                           January 31,     January 31,
                                                              2004            2003
                                                          -------------   -------------
NET ASSET VALUE, BEGINNING OF PERIOD.                     $      254.00   $      294.71
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss                                               (0.94)          (1.00)
Net realized and unrealized gain (loss) on investments            17.28            4.20
Net change in allowance for management incentive fee              (1.61)             --
                                                          -------------   -------------
         Total from investment operations                         14.73            3.20
                                                          -------------   -------------
      NET ASSET VALUE, END OF PERIOD                      $      268.73   $      297.91
                                                          =============   =============
      TOTAL NET ASSET VALUE RETURN (3) (4)                         5.80%           1.09%
Ratios and supplemental data:
Net assets, end of period (thousands)                     $      52,599   $      58,310
Ratios to average net assets (2)
   Gross expenses (5)                                              2.26%           2.17%
   Net expenses                                                    1.70%           1.75%
   Net investment loss                                            (1.44)%         (1.35)%
Portfolio turnover (3)                                             0.00%           0.00%

(1)  For a share outstanding throughout the period
(2)  Annualized
(3)  Not annualized
(4) Total investment return based on per share net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company's shares were issued in a private placement and are not traded. Therefore, market value total investment return is not presented
(5) Expense ratio before waiver of fees and reimbursement of expenses by Managing Investment Adviser

     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

                     EXCELSIOR PRIVATE EQUITY FUND II, INC.

                          NOTES TO FINANCIAL STATEMENTS

                          January 31, 2004 (Unaudited)

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

     The following is a summary of the Company's significant accounting policies. Such policies are in conformity with generally accepted accounting principles in the United States for investment companies and are consistently followed in the preparation of the financial statements. Generally accepted accounting principles in the United States require management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from these estimates. Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's financial statements.

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

          The valuation of the Company's Private Investment Funds is based upon its pro-rata share of the value of the net assets of a Private Investment Fund as determined by such Private Investment Fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company's investments in Private Investment Funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Managing Investment Adviser, the Managing Investment Adviser, under the supervision of the Board of Directors, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any. The valuation of the Company's Private Investment Funds also includes capital contributions to such Private Investment Funds made in advance of remaining capital commitments being called by the Private Investment Funds' respective general partners. At January 31, 2004 and October 31, 2003, these contributions paid in advance totaled $4,679,968, and are included in investments on the statement of assets and liabilities. These contributions paid in advance are non-income producing.

          At January 31, 2004 and October 31, 2003, market quotations were not readily available for securities valued at $38,678,556 or 73.54% of net assets and $40,786,051 or 82.04% of net assets, respectively. Such securities were valued by the Managing Investment Adviser under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

     d)   Federal income taxes:

          It is the policy of the Company to continue to qualify as a "regulated investment company" under Subchapter M of the Internal Revenue Code and distribute substantially all of its taxable income to its shareholders. Therefore, no federal income or excise tax provision is required.

          Dividends from net investment income are declared and paid at least annually. Any net realized capital gains, unless offset by any available capital loss carryforwards, are distributed to shareholders at least annually. Dividends and distributions are determined in accordance with federal income tax regulations that may differ from generally accepted accounting principles. These "book/tax" differences are either considered temporary or permanent and may be reclassified within the capital accounts based on their federal tax basis treatment. At October 31, 2003, the Company has reclassified certain amounts of net investment loss and net realized loss on investments to paid-in capital due to net operating losses and investment partnership adjustments.

          The Company has unused capital loss carryforwards of approximately $40,794,739 available for income tax purposes, to be applied against future net realized gains, if any, after October 31, 2003. If not applied, $8,602,181 of the carryover will expire in 2009, $13,721,421 will expire in 2010, and $18,471,137 will expire in 2011.

          The tax character of distributions paid may differ from the character of distributions shown on the statement of changes in net assets due to tax treatment of certain distributions. No distributions were made in the quarters ended January 31, 2004 and January 31, 2003.

          The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of October 31, 2003 and January 31, 2004, the Company had not received information to determine the tax cost of the Private Investment Funds as of October 31, 2003 and January 31, 2004, and therefore to determine the Company's unrealized gain or loss on a tax basis. At January 31, 2004, the cost of all other investments for federal tax purposes was $36,767,566, and those investments had a tax basis net unrealized depreciation of $13,705,412, consisting of gross appreciation of $1,292,958 and gross depreciation of $14,998,370. At October 31, 2003, the cost of all other investments for federal tax purposes was $33,968,231, and those investments had a tax basis net unrealized depreciation of $16,879,402, consisting of gross appreciation of $13 and gross depreciation of $16,879,415.

Note 2 -- Investment Advisory Fee, Administration Fee and Related Party Transactions

     Prior to June 1, 2003, and pursuant to an Investment Management Agreement ("Agreement"), United States Trust Company of New York ("U.S. Trust NY") and U.S. Trust Company ("U.S. Trust") served as the Managing Investment Adviser to the Company. Under the Agreement, for the services provided, the Managing Investment Adviser is entitled to receive a management fee at the annual rate of 1.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested or committed to be invested in Private Companies or Private Investment Funds and equal to an annual rate of 0.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested in short-term investments and are not committed to Private Companies or Private Investment Funds. Prior to June 1, 2003, and pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement") among the

Company, U.S. Trust NY, U.S. Trust and U.S. Trust Company, N.A., U.S. Trust Company, N.A. served as the investment sub-adviser to the Company and received an investment management fee from the Managing Investment Adviser. As of January 31, 2004 and October 31, 2003, $185,511 and $181,784, respectively, were payable to the Managing Investment Adviser.

          In addition to the management fee, the Company has agreed to pay the Managing Investment Adviser an incentive fee in an amount equal to 20% of the cumulative realized capital gains (net of realized capital losses and unrealized net capital depreciation) on investments other than Private Investment Funds, less the aggregate amount of incentive fee payments in prior years. If the amount of the incentive fee in any year is a negative number, or cumulative net realized gains less net unrealized capital depreciation at the end of any year is less than such amount calculated at the end of the previous year, the Managing Investment Adviser will be required to repay the Company all or a portion of the incentive fee previously paid. During the quarters ended January 31, 2004 and January 31, 2003, $316,003 and $0, respectively, were earned by and payable to the Managing Investment Adviser.

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

     The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25% of the Company's average net assets. This reimbursement amounted to $70,976 and $60,597, for the periods ended January 31, 2004 and January 31, 2003, respectively.

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

Note 3 -- Purchases and Sales of Securities

     Excluding short-term investments, the Company's purchases and sales of securities for the three month periods ended January 31, 2004, and January 31, 2003 were as follows:

Three-Month Period Ended
       January 31,         Purchases ($)   Proceeds ($)
------------------------   -------------   ------------
          2004                        --      2,315,964
          2003                        --      1,853,845

Note 4 -- Transactions with Affiliated Portfolio Companies

     An affiliated company is a company in which the Company has ownership of over 5% of the voting securities. No dividend income was received from affiliated companies during the quarters ended January 31, 2004 and the year ended October 31, 2003. Transactions with companies which are or were affiliates are as follows:

                                                                     For the Three Months Ended
                                                                          January 31, 2004
                                                          -----------------------------------------------
                                 Shares/                                                                     Shares/
                                Principal                                                                   Principal
                                 Amount/                                                                     Amount/
                               Percentage                                                                   Percentage
                                 Held at                                 Sales/                Realized      Held at     January 31,
                               October 31,   October 31,  Conversion   Conversion                Gain      January 31,   Value 2004
Name of Investment                2003       2003 Value      Cost       Proceeds   Interest     (Loss)        2004        (Note 1)
--------------------------------------------------------  ----------  -------------------------------------------------------------
Affiliated Companies
Mid- Atlantic Venture Fund
 III, LP                              8.71% $  1,774,031  $       --  $        --  $     --  $         --         8.71% $  1,774,031
Clear Orbit Inc., Preferred
 Series A                        1,428,572     5,000,013          --           --        --            --    1,428,572     5,000,013
Commonwealth Capital
 Ventures II, LLP                     5.73%    1,925,198          --           --        --            --         4.89%    1,921,311
Curon Medical,Inc., Common
 Stock                           2,381,088     4,243,099          --           --        --            --    2,381,088     7,417,089
Mosaica Education, Inc.,
 Preferred Series C                 75,059     3,537,722          --           --        --            --       75,059     3,537,722
Mosaica Education, Inc. Bridge
 Notes, 13.00%, 8/24/2006      $   686,415       686,415          --           --    22,235            --  $   686,415       686,415
Mosaica Education, Inc.
 (Advantage Schools), 0.00%,
 8/24/2006                     $ 1,025,748     1,025,748          --           --        --            --  $ 1,025,748     1,025,748
Mosaica Education, Inc. (ASI
 Texas LLC ), 0.00%, 8/24/2006 $   256,437       256,437          --           --        --            --  $   256,437       256,437
                                            -------------------------------------------------------------               ------------
   Total Non Controlled
    Affiliates                              $ 18,448,663  $       --  $        --  $ 22,235  $         --               $ 21,618,766

                                                                For the Year Ended October 31, 2003
                                                          -----------------------------------------------
                                 Shares/                                                                    Shares/
                                Principal                                                                  Principal
                                 Amount/                                                                    Amount/
                               Percentage                                                                  Percentage
                                 Held at                                 Sales/                Realized      Held at     October 31,
                               October 31,   October 31,  Conversion   Conversion                Gain      October 31,  2003 Value
Name of Investment                2002       2002 Value      Cost       Proceeds   Interest     (Loss)         2003       (Note 1)
--------------------------------------------------------  ----------  --------------------------------------------------------------
Affiliated Companies
Cardiac Science, Inc., Common
 Stock *                           840,484  $  1,421,986  $       --    1,776,246  $     --  $    538,331           --  $         --
Mid- Atlantic Venture Fund
 III, LP                              8.71%    2,337,915          --       87,418        --            --         8.71%    1,774,031
Clear Orbit Inc., Preferred
 Series A                        1,428,572     5,000,013          --           --        --            --    1,428,572     5,000,013
Commonwealth Capital
 Ventures II, LLP                     5.73%    2,019,502          --           --        --            --         5.73%    1,925,198
Curon Medical , Inc., Common
 Stock                           2,381,088       928,624          --           --        --            --    2,381,088     4,243,099
Curon Medical , Inc., Warrants      76,950            --          --           --        --            --       76,950            --
Firstsource Corp., Preferred
 Series A                        2,388,345            --          --           --        --            --    2,388,345            --
Firstsource Corp., Promissory
 Note 8.00%, 6/30/2001         $ 2,666,667            --          --           --        --            --  $ 2,666,667            --
Killerbiz, Inc., Promissory
 Note 8.00%, 6/10/2000 and
 1/17/2001                     $   750,000            --          --           --        --            --           --            --
Mosaica Education, Inc.,
 Preferred Series C                 75,059     3,537,722          --           --        --            --       75,059     3,537,722
Mosaica Education, Inc. Bridge
 Notes, 13.00%, 8/24/2006      $   686,415       686,415          --           --    89,196            --  $   686,415       686,415
Mosaica Education, Inc.
 (Advantage Schools), 0.00%,
 8/24/2006                     $ 1,025,748     1,025,748          --           --        --            --  $ 1,025,748     1,025,748
Mosaica Education, Inc. (ASI
 Texas LLC ), 0.00%, 8/24/2006 $   256,437       256,437          --           --        --            --  $   256,437       256,437
Protogene Laboratories, Inc.,
 Preferred Series B              7,100,000            --          --           --        --    (5,122,497)          --            --
Protogene Laboratories, Inc.,
 Promissory Note               $ 2,140,000            --          --           --        --    (2,140,000)          --            --
ReleaseNow, Inc. /Release
 Software Corp. Series D         1,676,229            --          --           --        --    (5,850,039)          --            --
ReleaseNow, Inc., Preferred
 Series E                          115,000            --          --           --        --      (460,000)          --            --
ReleaseNow, Inc., Preferred
 Series F                          100,000            --          --           --        --      (500,000)          --            --
ReleaseNow, Inc., Preferred
 Series G                          176,000            --          --           --        --      (880,000)          --            --
ReleaseNow, Inc., Promissory
 Note                          $   133,333            --          --       65,850        --       (67,483)          --            --
ReleaseNow, Inc., Promissory
 Note                          $   133,333            --          --           --        --      (133,333)          --            --
                                            -------------------------------------------------------------               ------------
   Total Non Controlled
    Affiliates                              $ 17,214,362  $       --  $ 1,929,514  $ 89,196  $ (14,615,02)              $ 18,448,663

* Cardiac Science, Inc. was an affiliated company prior to October 31, 2002 but was not an affiliated company as of October 31, 2002.

                     Independent Accountants' Review Report

To the Shareholders and Board of Directors of Excelsior Private Equity Fund II, Inc.

We have reviewed the accompanying statement of assets and liabilities of Excelsior Private Equity Fund II, Inc. ("the Company"), including the portfolio of investments, as of January 31, 2004, and the related statements of operations, changes in net assets, cash flows, and the financial highlights for the three-month periods ended January 31, 2004 and 2003. These financial statements and financial highlights are the responsibility of the Fund's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements and financial highlights referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the statement of assets and liabilities, including the portfolio of investments, as of October 31, 2003, and the related statements of operations, changes in net assets and cash flows, and the financial highlights for the year then ended (not presented herein) and in our report dated January 6, 2004, we expressed an unqualified opinion on those financial statements and financial highlights.

                                          ERNST & YOUNG LLP

Boston, Massachusetts
March 12, 2004

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three-month Period Ended January 31, 2004 as Compared to the Similar Period in 2003

Realized and Unrealized Gains and Losses from Portfolio Investments

     For the three-month periods ended January 31, 2004 and 2003, the Company had a net realized loss on security transactions of $0 and ($7,352,523), respectively. For the three-month periods ended January 31, 2004 and 2003, the Company had a net change in unrealized appreciation on investments of $3,382,459 and $8,174,425, respectively. The net realized loss for the period ended January 31, 2003 was primarily the result of the conclusion of the assignment for the benefit of creditors of ReleaseNow, Inc. The liquidation of ReleaseNow concluded and the Company received $65,850 as a pro rata distribution of claims against the assets. The Company, in concluding its sale of shares of common stock of Cardiac Science, Inc., recorded a realized gain of $538,331, which offset the realized loss attributed to ReleaseNow.

     The net change in unrealized appreciation for the period ended January 31, 2004 was primarily related to an increase in the value of Curon Medical, Inc. (NASDAQ: CURN), a publicly-traded common stock held by the Company. The increase in Curon's value during the period was driven by the appreciation of Curon's closing market price, as well as a reduction of the discount rate applied to this security from 40% to 30%, as determined by the Adviser. The Company holds 2,381,088 shares of common stock of Curon. The net change in unrealized appreciation for the period ended January 31, 2003 was principally the result of the realization of ReleaseNow, Inc. and therefore, reclassification from unrealized depreciation to a realized loss.

Investment Income and Expenses

     For the three-month period ended January 31, 2004, the Company had investment income of $33,507 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser (as defined below), of $217,486, resulting in a net investment loss of ($183,979). In comparison, the Company had investment income of $57,715 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $253,698, resulting in net investment loss of ($195,983) for the three-month period ended January 31, 2003. There was a decrease in investment income during the period ended January 31, 2004 in comparison to investment income earned during the period ended January 31, 2003 due to a decrease in short-term securities held by the Company. The reduction in net operating expenses during the same periods is principally attributable to lower professional fees and insurance expense accrued during the period ended January 31, 2004.

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

     For the three-month periods ended January 31, 2004 and 2003, the Managing Investment Adviser earned $185,511 and $186,935 in management fees, respectively. In addition, for the three-month periods ended January 31, 2004 and 2003, the change in allowance for the management incentive fee was ($316,003) and $0, respectively. There was an incentive fee payable to the Managing Investment Adviser of $316,003 at January 31, 2004. The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25%, on an annual basis, of the Company's average net assets. For the three-month periods ended January 31, 2004 and 2003, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amounts of $70,976 and $60,597, respectively, as a result of expenses incurred in excess of these limits.

Net Assets

     At January 31, 2004, the Company's net assets were $52,598,665 or a net asset value per common share of $268.73. This represents an increase of $2,882,477 from net assets of $49,716,188, or a net asset value per common share of $254.00, at October 31, 2003. The increase in net assets during the period is principally due to the net change in unrealized appreciation of Curon Medical, Inc. (NASDAQ: CURN), a publicly-traded common stock held by the Company.

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

     At January 31, 2004, the Company held $2,107,436 in cash and $4,687,318 in short-term investments as compared to $2,852,110 in cash and $1,887,983 in short-term investments at October 31, 2003. The increase in cash and short-term investments during the period is due to cash distributions received from private investment funds. In connection with the Company's commitments to private investment funds, a total of $58,250,000 has been contributed by the Company through January 31, 2004. The Company has no additional capital commitment obligations to the private funds it has invested in. The Company made no follow-on investments during the three-month period ended January 31, 2004.

     The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs.

Application of Critical Accounting Policies

     Under the supervision of the Company's Valuation and Audit Committees, consisting of the independent directors of the Company, the Investment Advisers make certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company's financial condition because in total, they currently represent 73.5% of the Company's net assets at January 31, 2004. For the private investments held at January 31, 2004, changes to these estimates, i.e. changes in the valuations of these private investments, resulted in a $.2 million increase in net asset value.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

     A majority of the Company's investment portfolio consists of equity securities in private companies and private investment funds, representing 73.5% of the Company's net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk normally associated with public equity markets. Nevertheless, the Company is exposed to equity price risk through its investment in the equity securities of one public company, Curon Medical, Inc. (NASDAQ: CURN). At January 31, 2004, this publicly traded equity security was valued at $7,417,089, representing 14.1% of the net assets. Thus, there is exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, representing a decrease in the value of these securities of $750,043. At October 31, 2003, this publicly traded equity security was valued at $4,243,099, representing 8.5% of the net assets. Thus, there is exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, representing a decrease in the value of these securities of $428,596.

Item 4. Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures. As of January 31, 2004 (the end of the period covered by this report), the Company's principal executive officers and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

     (b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company's last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                          EXCELSIOR PRIVATE EQUITY FUND II, INC.


Date: March 16, 2004                      By: /s/ David I. Fann
                                              ----------------------------------
                                              David I. Fann
                                              Co-Chief Executive Officer


Date: March 16, 2004                      By: /s/ Douglas A. Lindgren
                                              ----------------------------------
                                              Douglas A. Lindgren
                                              Co-Chief Executive Officer


Date: March 16, 2004                      By: /s/ Robert F. Aufenanger
                                              ----------------------------------
                                              Robert F. Aufenanger
                                              Treasurer
                                              (Principal Financial Officer)