Form 10-Q
period 2004-04-30
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2004-06-14
CIK 1036052

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2004

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                  to
                               ----------------     ----------------

                        Commission file number 000-22277

                     EXCELSIOR PRIVATE EQUITY FUND II, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            MARYLAND                                   22-3510108
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

    225 High Ridge Road Stamford, CT                     06905
(Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code (203) 352-4400

   114 West 47th Street, New York, NY                 10036-1532
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since last Report.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes [ ] No [X]

     As of June 1, 2004, there were 195,730 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

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

     The interim financial statements contained in this quarterly report 10Q have been reviewed by Ernst & Young LLP, the Company's independent registered public accountants.

                                     INDEX

                                                                        PAGE NO.
                                                                        --------

PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements                                           1

             Portfolios of Investments as of April 30, 2004 and
                October 31, 2003                                            2

             Statements of Assets and Liabilities at April 30, 2004
                and October 31, 2003                                        6

             Statements of Operations for the six-month periods ended
                April 30, 2004 and April 30, 2003                           7

             Statements of Operations for the three-month periods
                ended April 30, 2004 and April 30, 2003                     8

             Statements of Changes in Net Assets for the six-month
                periods ended April 30, 2004 and April 30, 2003             9

             Statements of Cash Flows for the six-month periods
                ended April 30, 2004 and April 30, 2003                    10

             Financial Highlights at April 30, 2004 and
                April 30, 2003                                             11

             Notes to Financial Statements                                 12

             Report of Independent Registered Public Accounting Firm       17

   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        18

   Item 3.   Quantitative and Qualitative Disclosures about
                Market Risk                                                20

   Item 4.   Controls and Procedures                                       21

PART II.     OTHER INFORMATION

   Item 1.   Legal Proceedings                                             21

   Item 2.   Changes in Securities and Use of Proceeds                     21

   Item 3.   Defaults Upon Senior Securities                               21

   Item 4.   Submission of Matters to a Vote of Security Holders           21

   Item 5.   Other Information                                             21

   Item 6.   Exhibits and Reports on Form 8-K                              22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments (Unaudited)

                                                           April 30, 2004
                                                   -----------------------------
                                                      Value      % of Net Assets
                                                   -----------   ---------------
PORTFOLIO STRUCTURE

   SHORT-TERM INVESTMENTS:

      AGENCY  OBLIGATIONS                          $ 5,699,563        11.22%

      INVESTMENT COMPANIES                           1,887,983         3.72%

   PRIVATE INVESTMENT FUNDS                         28,766,914        56.62%

   PORTFOLIO COMPANIES                              14,407,944        28.36%
                                                   -----------       ------

   TOTAL INVESTMENTS                                50,762,404        99.92%
   OTHER ASSETS & LIABILITIES (NET)                     40,293         0.08%
                                                   -----------       ------

   NET ASSETS                                      $50,802,697       100.00%
                                                   ===========       ======

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments

                                                         October 31, 2003
                                                   -----------------------------
                                                      Value      % of Net Assets
                                                   -----------   ---------------
PORTFOLIO STRUCTURE

   SHORT-TERM INVESTMENTS:

      AGENCY OBLIGATIONS                           $        --         0.00%

      INVESTMENT COMPANIES                           1,887,983         3.80%

   PRIVATE INVESTMENT FUNDS                         29,828,304        60.00%

   PORTFOLIO COMPANIES                              15,200,846        30.57%
                                                   -----------       ------

   TOTAL INVESTMENTS                                46,917,133        94.37%
   OTHER ASSETS & LIABILITIES (NET)                  2,799,055         5.63%
                                                   -----------       ------

   NET ASSETS                                      $49,716,188       100.00%
                                                   ===========       ======

      Notes to Financial Statements are an integral part of these Financial
                                  Statements.

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments April 30, 2004 (Unaudited)

                                                                                    Acquisition      Value
 Par Value                                                                             Date##      (Note 1)
----------                                                                          -----------   -----------
AGENCY OBLIGATIONS  --11.22%
$5,699,563   Federal Home Loan Discount Notes, 0.92%, 5/04/2004 (Cost $5,699,563)                 $ 5,699,563

PRIVATE INVESTMENT FUNDS #, @ -- 56.62%

 Ownership
Percentage
----------
      1.89%  Advanced Technology Ventures V, LP                                     09/98-10/02     1,276,772
      2.63%  Brand Equity Ventures I, LP                                            03/98-10/01       532,270
      0.96%  Brentwood Associates III, LP                                           06/99-10/02     4,058,383
      1.98%  Broadview Capital Partners, LP                                         04/99-10/02     2,245,649
      4.89%  Commonwealth Capital Ventures II, LP +                                 01/99-10/02     1,856,623
      3.96%  Communications Ventures III, LP                                        11/98-05/00       811,429
      1.34%  Friedman, Fleischer & Lowe Capital Partners, LP                        01/99-10/02     6,853,264
      1.30%  Mayfield X, LP                                                         06/99-05/02       935,160
      0.62%  Mayfield X, Annex                                                      07/02-10/02       209,989
      8.70%  Mid-Atlantic Venture Fund III, LP +                                    04/98-02/01     1,576,720
      2.64%  Morgenthaler Venture Partners V, LP                                    10/98-08/01     2,319,956
      1.67%  Quad-C Partners V, LP                                                  04/98-10/02     4,092,524
      1.34%  Sevin Rosen Fund VI, LP                                                03/98-10/02     1,118,041
      2.12%  Trinity Ventures VI, LP                                                09/98-10/02       880,134
                                                                                                  -----------
             TOTAL PRIVATE INVESTMENT FUNDS (Cost $49,822,763)                                     28,766,914
                                                                                                  -----------

Shares/Par
   Value
----------
PRIVATE COMPANIES # -- 21.57%
   Preferred Stocks @ -- 16.81%
      Educational Services -- 6.97%
    75,059   Mosaica Education, Inc., Series C +                                       08/01        3,537,722
                                                                                                  -----------

      Internet Services -- Business -- 9.84%
  1,428,57   Clear Orbit, Inc., Series A +                                             06/00        5,000,013
  2,388,34   Firstsource Corp., Series A +                                             02/00               --
                                                                                                  -----------
                                                                                                    5,000,013

                                                                                                  -----------
             Total Preferred Stock (Cost $20,119,425)                                               8,537,735
                                                                                                  -----------

   Promissory Notes -- 4.76%
      Biotechnology -- 0.89%
$  451,412   Metrigen, Inc.,  6.00%, 9/01/2009 @                                       07/03          451,412
                                                                                                  -----------

      Educational Services -- 3.87%
$  686,415   Mosaica Education, Inc. Bridge Notes, 13.00%, 8/24/2006+               02/01-08/01       686,415
$1,025,748   Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006 +@       02/01-08/01     1,025,748
$  256,437   Mosaica Education, Inc. (ASI Texas LLC), 0.00%, 8/24/2006+@            02/01-08/01       256,437
                                                                                                  -----------
                                                                                                    1,968,600
                                                                                                  -----------

      Internet Services -- Business -- 0.00%
$2,666,667   Firstsource Corp., 8.00%, 6/30/2001 +@                                    12/00               --
$  750,000   Killerbiz, Inc., 8.00%, 6/10/2000 and 1/17/2001 +@                     12/99-08/00            --
                                                                                                  -----------
                                                                                                           --

                                                                                                  -----------
             Total Promissory Notes (Cost $5,836,679)                                               2,420,012
                                                                                                  ===========

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments April 30, 2004 (Unaudited) -- (continued)

                                                                              Acquisition      Value
Shares                                                                           Date##       (Note 1)
------                                                                        -----------   -----------
PRIVATE COMPANIES # (Continued)
Warrants -- 0.00%
   Biotechnology -- 0.00%
         62,326   Metrigen, Inc.@                                                07/03      $        --
                                                                                            -----------
                  Total Warrants (Cost $0)                                                           --
                                                                                            -----------

                                                                                            -----------
                  TOTAL PRIVATE COMPANIES (Cost $25,956,104)                                 10,957,747
                                                                                            -----------
PUBLIC COMPANIES @,+,#-- 6.79%
   Common Stock --6.79%
      Medical Devices -- 6.79%
      2,381,088   Curon Medical, Inc.  *                                         08/99        3,450,197
                                                                                            -----------

                  Total Common Stock (Cost $6,124,144)                                        3,450,197
                                                                                            -----------
Warrants -- 0.00%
   Medical Devices -- 0.00%
         76,950   Curon Medical, Inc.                                            08/00               --
                                                                                            -----------
                  Total Warrants (Cost $0)                                                           --
                                                                                            -----------
                  TOTAL PUBLIC COMPANIES (Cost $6,124,144)                                    3,450,197
                                                                                            -----------
INVESTMENT COMPANIES -- 3.72%

      1,887,983   Dreyfus Government Cash Management Fund (Cost $1,887,983)                   1,887,983

                                                                                            -----------
TOTAL INVESTMENTS (Cost $89,490,557)-- 99.92%                                                50,762,404
OTHER ASSETS & LIABILITIES (NET)-- 0.08%                                                         40,293
                                                                                            -----------
NET ASSETS -- 100.00%                                                                       $50,802,697
                                                                                            -----------

----------
+ At April 30, 2004, the Company owned 5% or more of the company's outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at April 30, 2004 was $17,389,875.
# Restricted as to public resale. Acquired between March 1, 1998 and July 31, 2003. Total cost of restricted securities at April 30, 2004 aggregated $81,903,011. Total value of restricted securities owned at April 30, 2004 was $43,174,858 or 84.98% of net assets.
##   Required disclosure for restricted securities only.
@    Non-income producing security.
*    Carrying value per unit reflects a 30% discount to the closing price.

              Notes to Financial Statements are an integral part of
                          these Financial Statements.

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments October 31, 2003

Ownership                                                                       Acquisition           Value
Percentage                                                                         Date##            (Note 1)
----------                                                                      -----------        -----------
PRIVATE INVESTMENT FUNDS #, @ -- 60.00%
     1.83%   Advanced Technology Ventures V, LP                                 09/98-10/02        $ 1,170,894
     2.63%   Brand Equity Ventures I, LP                                        03/98-10/01            554,765
     1.37%   Brentwood Associates III, LP                                       06/99-10/02          4,725,483
     2.51%   Broadview Capital Partners, LP                                     04/99-10/02          2,253,166
     5.73%   Commonwealth Capital Ventures II, LP  +                            01/99-10/02          1,925,198
     3.96%   Communications Ventures III, LP                                    11/98-05/00            801,800
     1.53%   Friedman, Fleischer & Lowe Capital Partners, LP                    01/99-10/02          5,664,450
     1.30%   Mayfield X, LP                                                     06/99-05/02            882,768
     1.42%   Mayfield X, Annex                                                  07/02-10/02            223,002
     8.71%   Mid-Atlantic Venture Fund III, LP  +                               04/98-02/01          1,774,031
     2.64%   Morgenthaler Venture Partners V, LP                                10/98-08/01          2,614,572
     1.67%   Quad-C Partners V, LP                                              04/98-10/02          5,177,939
     1.34%   Sevin Rosen Fund VI, LP                                            03/98-10/02          1,161,370
     3.01%   Trinity Ventures VI, LP                                            09/98-10/02            898,866
                                                                                                   -----------
             TOTAL PRIVATE INVESTMENT FUNDS (Cost $53,110,261)                                      29,828,304
                                                                                                   -----------

Shares/Par
  Value
----------
PRIVATE COMPANIES # -- 22.04%
   Preferred Stocks @ -- 17.17%
      Educational Services -- 7.11%
    75,059   Mosaica Education, Inc., Series C +                                   08/01             3,537,722
                                                                                                     ---------
      Internet Services -- Business -- 10.06%
 1,428,572   Clear Orbit, Inc., Series A +                                         06/00             5,000,013
 2,388,345   Firstsource Corp., Series A +                                         02/00                    --
                                                                                                     ---------
                                                                                                     5,000,013
                                                                                                     ---------
                     Total Preferred Stock  (Cost $20,119,425)                                       8,537,735

   Promissory Notes -- 4.87%
      Biotechnology -- 0.91%
$  451,412   Metrigen, Inc.,  6.00%, 9/01/2009 @                                   07/03               451,412
                                                                                                     ---------
      Educational Services -- 3.96%
$  686,415   Mosaica Education, Inc. Bridge Notes, 13.00%, 8/24/2006+           02/01-08/01            686,415
$1,025,748   Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006 +@   02/01-08/01          1,025,748
$  256,437   Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 8/24/2006+@       02/01-08/01            256,437
                                                                                                     ---------
                                                                                                     1,968,600
                                                                                                     ---------
      Internet Services -- Business -- 0.00%

$2,666,667   Firstsource Corp., 8.00%, 6/30/2001 +@                                12/00                    --
$  750,000   Killerbiz, Inc., 8.00%, 6/10/2000 and 1/17/2001 +@                 12/99-08/00                 --
                                                                                                     ---------
                                                                                                            --
                                                                                                     ---------
                     Total Promissory Notes (Cost $5,836,679)                                        2,420,012
                                                                                                     ---------

Excelsior Private Equity Fund II, Inc.
Portfolio of Investments October 31, 2003 -- (continued)

                                                                                 Acquisition      Value
Shares                                                                              Date##       (Note 1)
------                                                                           -----------   -----------
PRIVATE COMPANIES # (Continued)
   Warrants -- 0.00%
      Biotechnology -- 0.00%
            62,326   Metrigen, Inc.@                                                07/03      $        --
                                                                                               -----------

                     Total Warrants (Cost $0)                                                           --
                                                                                               -----------

                                                                                               -----------
                     TOTAL PRIVATE COMPANIES (Cost $25,956,104)                                 10,957,747
                                                                                               -----------

PUBLIC COMPANIES @,#,+ -- 8.53%
   Common Stock -- 8.53%
      Medical Devices -- 8.53%
         2,381,088   Curon Medical, Inc. *                                          08/99        4,243,099
                                                                                               -----------

                     Total Common Stock (Cost $6,124,144)                                        4,243,099
                                                                                               -----------
   Warrants -- 0.00%
      Medical Devices -- 0.00%
            76,950   Curon Medical, Inc.                                            08/00               --
                                                                                               -----------

                     Total Warrants (Cost $0)                                                           --
                                                                                               -----------
                     TOTAL PUBLIC COMPANIES (Cost $6,124,144)                                    4,243,099
                                                                                               -----------
INVESTMENT COMPANIES -- 3.59%
         1,887,983   Dreyfus Government Cash Management Fund (Cost $1,887,983)                   1,887,983
                                                                                               -----------

TOTAL INVESTMENTS (Cost $87,078,492) -- 94.37%                                                  46,917,133
OTHER ASSETS & LIABILITIES (NET) -- 5.63%                                                        2,799,055
                                                                                               -----------
NET ASSETS -- 100.00%                                                                          $49,716,188
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

Excelsior Private Equity Fund II, Inc.
Statements of Assets and Liabilities

                                                         April 30, 2004
                                                          (Unaudited)     October 31, 2003
                                                         --------------   ----------------
ASSETS:
   Investments in unaffiliated issuers, at value (Cost
      $48,558,562 and $46,764,966 respectively)           $ 33,372,529      $ 28,468,470
   Investments in affiliated issuers, at value (Cost
      $40,931,995  and $40,313,526 respectively)            17,389,875        18,448,663
                                                          ------------      ------------
   Investments, at value (Cost $89,490,557 and
      $87,078,492 respectively) (Note 1)                  $ 50,762,404      $ 46,917,133
   Cash                                                         37,453         2,852,110
   Receivable from investment advisor (Note 2)                  47,144            85,833
   Interest receivable                                         241,078           196,706
   Other assets                                                 17,348             1,292
                                                          ------------      ------------
      Total Assets                                          51,105,427        50,053,074

LIABILITIES:
   Management fees payable (Note 2)                            167,085           181,784
   Administration fees payable (Note 2)                         58,718            14,318
   Professional fees payable                                    44,580            60,000
   Directors' fees payable (Note 2)                             29,877            66,000
   Accrued expenses and other payables                           2,470            14,784
                                                          ------------      ------------
      Total Liabilities                                        302,730           336,886
                                                          ------------      ------------

NET ASSETS                                                $ 50,802,697      $ 49,716,188
                                                          ============      ============
NET ASSETS consist of:
   Undistributed net investment loss                      $   (346,697)     $         --
   Accumulated net realized loss on investments            (27,414,222)      (27,414,222)
   Net unrealized (depreciation) on investments            (38,728,153)      (40,161,359)
   Par value                                                     1,957             1,957
   Paid-in capital in excess of par value                  117,289,812       117,289,812
                                                          ------------      ------------

Total Net Assets                                          $ 50,802,697      $ 49,716,188
                                                          ============      ============
   Shares of Common Stock Outstanding ($0.01 par
      value, 200,000 authorized)                               195,730           195,730

NET ASSET VALUE PER SHARE                                 $     259.55      $     254.00
                                                          ============      ============

      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

Excelsior Private Equity Fund II, Inc.
Statements of Operations (Unaudited)

                                                           Six Months Ended
                                                               April 30,
                                                       ------------------------
                                                          2004          2003
                                                       ----------   -----------
INVESTMENT INCOME:
   Interest income from affiliated investments         $   44,471   $    44,226
   Interest income from unaffiliated investments           16,698        58,803
   Dividend income                                          8,530        12,541
                                                       ----------   -----------
      Total Investment Income                              69,699       115,570

EXPENSES:
   Managing investment adviser fees (Note 2)              352,596       360,068
   Administration fees (Note 2)                            72,705        83,726
   Professional fees                                       62,210        80,831
   Directors' fees and expenses (Note 2)                   29,877        29,753
   Insurance expense                                       15,623        32,327
   Miscellaneous expenses                                   1,506        18,744
                                                       ----------   -----------

      Total Expenses                                      534,517       605,449
                                                       ----------   -----------
   Expenses reimbursed by Managing Investment
      Adviser (Note 2)                                   (118,121)     (174,379)
                                                       ----------   -----------

      Net Expenses                                        416,396       431,070
                                                       ----------   -----------

NET INVESTMENT (LOSS)                                    (346,697)     (315,500)
                                                       ----------   -----------

NET REALIZED AND UNREALIZED GAIN (LOSS)
   ON INVESTMENTS: (Note 1)
   Net realized loss on affiliated investments                 --    (7,322,878)
   Net change in unrealized appreciation on
      investments                                       1,433,206     4,562,469
                                                       ----------   -----------

NET REALIZED AND UNREALIZED GAIN (LOSS)
   ON INVESTMENTS                                       1,433,206    (2,760,409)
                                                       ----------   -----------

NET INCREASE/(DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                           $1,086,509   $(3,075,909)
                                                       ==========   ===========

      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

Excelsior Private Equity Fund II, Inc.
Statements of Operations (Unaudited)

                                                          Three Months Ended
                                                               April 30,
                                                      -------------------------
                                                          2004          2003
                                                      -----------   -----------
INVESTMENT INCOME:
   Interest income from affiliated investments        $    22,236   $    21,746
   Interest income from unaffiliated investments            9,768        30,550
   Dividend income                                          4,188         5,559
                                                      -----------   -----------
      Total Investment Income                              36,192        57,855

EXPENSES:
   Managing investment adviser fees (Note 2)              167,085       173,133
   Administration fees (Note 2)                            29,736        40,647
   Professional fees                                       30,738        39,746
   Directors' fees and expenses (Note 2)                   14,754        14,630
   Insurance expense                                        7,701        13,250
   Miscellaneous expenses                                  (3,959)        9,748
                                                      -----------   -----------

      Total Expenses                                      246,055       291,154
                                                      -----------   -----------
   Expenses reimbursed by Managing Investment
      Adviser (Note 2)                                    (47,145)     (113,782)
                                                      -----------   -----------

      Net Expenses                                        198,910       177,372
                                                      -----------   -----------

NET INVESTMENT (LOSS)                                    (162,718)     (119,517)
                                                      -----------   -----------

NET REALIZED AND UNREALIZED GAIN (LOSS)
   ON INVESTMENTS: (Note 1)
   Net realized gain on unaffiliated investments                --       29,645
   Net change in unrealized depreciation on
      investments                                      (1,949,253)   (3,611,956)
                                                      -----------   -----------

NET REALIZED AND UNREALIZED (LOSS)
   ON INVESTMENTS                                      (1,949,253)   (3,582,311)
                                                      -----------   -----------

Net change in allowance for management
   incentive fee                                          316,003            --
                                                      -----------   -----------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                          $(1,795,968)  $(3,701,828)
                                                      ===========   ===========

      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

Excelsior Private Equity Fund II, Inc.
Statements of Changes in Net Assets (Unaudited)

                                                           Six Months Ended
                                                              April 30,
                                                      -------------------------
                                                          2004          2003
                                                      -----------   -----------
OPERATIONS:

   Net investment loss                                $  (346,697)  $  (315,500)
   Net realized gain (loss) on investments                     --    (7,322,878)
   Net change in unrealized appreciation on
      investments                                       1,433,206     4,562,469
                                                      -----------   -----------
   Net increase (decrease) in net assets
      resulting from operations                         1,086,509    (3,075,909)
                                                      -----------   -----------
   Net increase (decrease) in net assets                1,086,509    (3,075,909)
                                                      -----------   -----------
NET ASSETS:

   Beginning of period                                 49,716,188    57,683,842
                                                      -----------   -----------
   End of period (including accumulated net
      investment loss of $(346,697) and
      $(315,500), respectively)                       $50,802,697   $54,607,933
                                                      ===========   ===========

      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

Excelsior Private Equity Fund II, Inc.
Statements of Cash Flows (Unaudited)

                                                                                        Six Months Ended
                                                                                           April 30,
                                                                                   -------------------------
                                                                                       2004          2003
                                                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net increase (decrease) in net assets resulting from operations                 $ 1,086,509   $(3,075,909)
      Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
      Net change in unrealized appreciation on investments                          (1,433,206)   (4,562,469)
      Net decrease in short-term investments                                        (5,699,563)   (2,647,881)
      Proceeds received from the sale of investments and distributions
         received from private investment funds                                      3,287,498     1,951,672
      Net realized loss on investments                                                      --     7,322,878
      Decrease in receivable from investment adviser                                    38,689     1,328,169
      Increase in interest receivable                                                  (44,372)      (42,442)
      Decrease (increase) in other assets                                              (16,056)       27,348
      Decrease in management fee payable                                               (14,699)      (18,496)
      Decrease in directors' fees payable                                              (36,123)      (30,247)
      Increase (decrease) in other expenses payable                                     16,666      (119,369)
                                                                                   -----------   -----------
      Net cash provided by (used in) operating activities                           (2,814,657)      133,254
                                                                                   -----------   -----------
      Net increase (decrease) in cash                                               (2,814,657)      133,254
                                                                                   -----------   -----------
      Cash at beginning of period                                                    2,852,110            --
                                                                                   -----------   -----------
      Cash at end of period                                                        $    37,453   $   133,254
                                                                                   ===========   ===========

      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

Excelsior Private Equity Fund II, Inc.
Financial Highlights--Selected Per Share Data and Ratios (Unaudited)

Per Share Operating Performance (1)

                                                         Six Months Ended   Six Months Ended
                                                          April 30, 2004     April 30, 2003
                                                         ----------------   ----------------
NET ASSET VALUE, BEGINNING OF PERIOD.                        $254.00             $294.71

INCOME FROM INVESTMENT OPERATIONS:
Net investment loss                                            (1.77)              (1.61)
Net realized and unrealized gain (loss) on investments          7.32              (14.10)
                                                             -------             -------
   Total from Investment Operations                             5.55              (15.71)
                                                             -------             -------

   NET ASSET VALUE, END OF PERIOD                            $259.55             $279.00
                                                             =======             =======
   TOTAL NET ASSET VALUE RETURN (3) (4)                         2.19%              (5.33)%

Ratios and supplemental data:
Net assets, end of period (thousands)                        $50,803             $54,608
Ratios to average net assets (2)
   Gross expenses (5)                                           2.09%               2.13%
   Net expenses                                                 1.63%               1.52%
   Net investment loss                                         (1.36)%             (1.11)%
Portfolio turnover (3)                                          0.00%               0.00%

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

                           April 30, 2004 (Unaudited)

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

          The valuation of the Company's Private Investment Funds is based upon its pro-rata share of the value of the net assets of a Private Investment Fund as determined by such Private Investment Fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company's investments in Private Investment Funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Managing Investment Adviser, the Managing Investment Adviser, under the supervision of the Board of Directors, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any. The valuation of the Company's Private Investment Funds also includes capital contributions to such Private Investment Funds made in advance of remaining capital commitments being called by the Private Investment Funds' respective general partners. At April 30, 2004 and October 31, 2003, these contributions paid in advance totaled $4,679,968, or 9.2% and 9.4% of net assets, respectively, and are included in investments on the statement of assets and liabilities. These contributions paid in advance are non-income producing.

          At April 30, 2004 and October 31, 2003, market quotations were not readily available for securities valued at $39,724,661 or 78.19% of net assets and $40,786,051 or 82.04% of net assets, respectively. Such securities were valued by the Managing Investment Adviser under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

          The tax character of distributions paid may differ from the character of distributions shown on the statement of changes in net assets due to tax treatment of certain distributions. No distributions were made in the quarters ended April 30, 2004 and April 30, 2003.

          The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of October 31, 2003 and April 30, 2004, the Company had not received information to determine the tax cost of the Private Investment Funds as of October 31, 2003 and April 30, 2004, and therefore to determine the Company's unrealized gain or loss on a tax basis. At April 30, 2004, the cost of all other investments for federal tax purposes was $39,667,794, and those investments had a tax basis net unrealized depreciation of $17,672,304, consisting of gross appreciation of $13 and gross depreciation of $17,672,317. At October 31, 2003, the cost of all other investments for federal tax purposes was $33,968,231, and those investments had a tax basis net unrealized depreciation of $16,879,402, consisting of gross appreciation of $13 and gross depreciation of $16,879,415. There is no appreciation or depreciation for tax purposes on Investment Companies.

Note 2 -- Investment Advisory Fee, Administration Fee and Related Party Transactions

     Prior to June 1, 2003, and pursuant to an Investment Management Agreement ("Agreement"), United States Trust Company of New York ("U.S. Trust NY") and U.S. Trust Company ("U.S. Trust") served as the Managing Investment Adviser to the Company. Under the Agreement, for the services provided, the Managing Investment Adviser is entitled to receive a management fee at the annual rate of 1.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested or committed to be invested in Private Companies or Private Investment Funds and equal to an annual rate of 0.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested in short-term investments and are not committed to Private Companies or Private

Investment Funds. Prior to June 1, 2003, and pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement") among the Company, U.S. Trust NY, U.S. Trust and U.S. Trust Company, N.A., U.S. Trust Company, N.A. served as the investment sub-adviser to the Company and received an investment management fee from the Managing Investment Adviser. As of April 30, 2004 and October 31, 2003, $167,085 and $181,784, respectively, were payable to the Managing Investment Adviser.

          In addition to the management fee, the Company has agreed to pay the Managing Investment Adviser an incentive fee in an amount equal to 20% of the cumulative realized capital gains (net of realized capital losses and unrealized net capital depreciation) on investments other than Private Investment Funds, less the aggregate amount of incentive fee payments in prior years. If the amount of the incentive fee in any year is a negative number, or cumulative net realized gains less net unrealized capital depreciation at the end of any year is less than such amount calculated at the end of the previous year, the Managing Investment Adviser will be required to repay the Company all or a portion of the incentive fee previously paid. During the six months ended April 30, 2004 and April 30, 2003, no incentive fee was earned by and payable to the Managing Investment Adviser.

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

     The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25% of the Company's average net assets. This reimbursement amounted to $118,121 and $174,379, for the six month periods ended April 30, 2004 and April 30, 2003, respectively.

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

Note 3 -- Purchases and Sales of Securities

     Excluding short-term investments, the Company's purchases and sales of securities including distributions received for the six-month periods ended April 30, 2004, and April 30, 2003 were as follows:

     Six-Month Period Ended
            April 30,         Purchases ($)   Proceeds ($)
     ----------------------   -------------   ------------
               2004                 --          3,287,498
               2003                 --          1,951,672

Note 4 -- Transactions with Affiliated Portfolio Companies

     An affiliated company is a company in which the Company has ownership of over 5% of the voting securities. No dividend income was received from affiliated companies during the six months ended April 30, 2004 and the year ended October 31, 2003. Transactions with companies which are or were affiliates are as follows:

                                                                              For the Six Months Ended
                                                                                   April 30, 2004
                                                                    ------------------------------------------------
                                          Shares/
                                         Principal
                                          Amount/
                                        Percentage
                                          Held at                                 Sales/
                                        October 31,   October 31,   Conversion   Conversion                Realized
Name of Investment                          2003       2003 Value      Cost       Proceeds    Interest   Gain (Loss)
-------------------------------------   -----------   -----------   ----------   ----------   --------   -----------
Affiliated Companies
Mid- Atlantic Venture Fund III, LP            8.71%   $ 1,774,031       $--          $--       $    --       $--
Clear Orbit Inc., Preferred Series A     1,428,572      5,000,013        --           --            --        --
Commonwealth Capital Ventures II, LLP         5.73%     1,925,198        --           --            --        --
Curon Medical,Inc., Common Stock         2,381,088      4,243,099        --           --            --        --
Curon Medical , Inc., Warrants              76,950             --        --           --            --        --
Firstsource Corp., Preferred Series A    2,388,345             --        --           --            --        --
Firstsource Corp., Promissory Note
   8.00%, 6/30/2001                     $2,666,667             --        --           --            --        --
Killerbiz, Inc., Promissory Note
   8.00%, 6/10/2000 and 1/17/2001       $  750,000             --        --           --            --        --
Mosaica Education, Inc., Preferred
   Series C                                 75,059      3,537,722        --           --            --        --
Mosaica Education, Inc. Bridge Notes,
   13.00%, 8/24/2006                    $  686,415        686,415        --           --        44,471        --
Mosaica Education, Inc. (Advantage
   Schools), 0.00%, 8/24/2006           $1,025,748      1,025,748        --           --            --        --
Mosaica Education, Inc. (ASI Texas
   LLC ), 0.00%, 8/24/2006              $  256,437        256,437        --           --            --        --
                                                      -----------       ---          ---       -------       ---
   Total Non Controlled Affiliates                    $18,448,663       $--          $--       $44,471       $--

                                           Shares/
                                          Principal
                                           Amount/
                                         Percentage
                                           Held at      April 30,
                                          April 30,        2004
Name of Investment                          2004      Value (Note 1)
-------------------------------------   -----------   --------------
Affiliated Companies
Mid- Atlantic Venture Fund III, LP            8.70%    $ 1,576,720
Clear Orbit Inc., Preferred Series A     1,428,572       5,000,013
Commonwealth Capital Ventures II, LLP         4.89%      1,856,623
Curon Medical,Inc., Common Stock         2,381,088       3,450,197
Curon Medical , Inc., Warrants              76,950              --
Firstsource Corp., Preferred Series A    2,388,345              --
Firstsource Corp., Promissory Note
   8.00%, 6/30/2001                     $2,666,667              --
Killerbiz, Inc., Promissory Note
   8.00%, 6/10/2000 and 1/17/2001       $  750,000              --
Mosaica Education, Inc., Preferred
   Series C                                 75,059       3,537,722
Mosaica Education, Inc. Bridge Notes,
   13.00%, 8/24/2006                    $  686,415         686,415
Mosaica Education, Inc. (Advantage
   Schools), 0.00%, 8/24/2006           $1,025,748       1,025,748
Mosaica Education, Inc. (ASI Texas
   LLC ), 0.00%, 8/24/2006              $  256,437         256,437
                                                       -----------
   Total Non Controlled Affiliates                     $17,389,875

                                                                           For the Year Ended October 31, 2003
                                                                     ------------------------------------------------
                                          Shares/
                                         Principal
                                          Amount/
                                        Percentage
                                          Held at                                   Sales/
                                        October 31,    October 31,   Conversion   Conversion                Realized
Name of Investment                         2002        2002 Value       Cost       Proceeds    Interest   Gain (Loss)
-------------------------------------   -----------    -----------   ----------   ----------   --------   -----------
Affiliated Companies
Cardiac Science, Inc., Common Stock *      840,484    $ 1,421,986       $--       1,776,246     $    --   $   538,331
Mid- Atlantic Venture Fund III, LP            8.71%     2,337,915        --          87,418          --            --
Clear Orbit Inc., Preferred Series A     1,428,572      5,000,013        --              --          --            --
Commonwealth Capital Ventures II, LLP         5.73%     2,019,502        --              --          --            --
Curon Medical , Inc., Common Stock       2,381,088        928,624        --              --          --            --
Curon Medical , Inc., Warrants              76,950             --        --              --          --            --
Firstsource Corp., Preferred Series A    2,388,345             --        --              --          --            --
Firstsource Corp., Promissory Note
   8.00%, 6/30/2001                     $2,666,667             --        --              --          --            --
Killerbiz, Inc., Promissory Note
   8.00%, 6/10/2000 and 1/17/2001       $  750,000             --        --              --          --            --
Mosaica Education, Inc., Preferred
   Series C                                 75,059      3,537,722        --              --          --            --
Mosaica Education, Inc. Bridge Notes,
   13.00%, 8/24/2006                    $  686,415        686,415        --              --      89,196            --
Mosaica Education, Inc. (Advantage
   Schools), 0.00%, 8/24/2006           $1,025,748      1,025,748        --              --          --            --
Mosaica Education, Inc. (ASI Texas
   LLC ), 0.00%, 8/24/2006              $  256,437        256,437        --              --          --            --
Protogene Laboratories, Inc.,
   Preferred Series B                    7,100,000             --        --              --          --    (5,122,497)
Protogene Laboratories, Inc.,
   Promissory Note                      $2,140,000             --        --              --          --    (2,140,000)

                                          Shares/
                                         Principal
                                          Amount/
                                         Percentage
                                          Held at       October 31,
                                        October 31,        2003
Name of Investment                          2003      Value (Note 1)
-------------------------------------   -----------   --------------
Affiliated Companies
Cardiac Science, Inc., Common Stock *          --      $        --
Mid- Atlantic Venture Fund III, LP            8.71%      1,774,031
Clear Orbit Inc., Preferred Series A     1,428,572       5,000,013
Commonwealth Capital Ventures II, LLP         5.73%      1,925,198
Curon Medical , Inc., Common Stock       2,381,088       4,243,099
Curon Medical , Inc., Warrants              76,950              --
Firstsource Corp., Preferred Series A    2,388,345              --
Firstsource Corp., Promissory Note
   8.00%, 6/30/2001                     $2,666,667              --
Killerbiz, Inc., Promissory Note
   8.00%, 6/10/2000 and 1/17/2001       $  750,000              --
Mosaica Education, Inc., Preferred
   Series C                                 75,059       3,537,722
Mosaica Education, Inc. Bridge Notes,
   13.00%, 8/24/2006                    $  686,415         686,415
Mosaica Education, Inc. (Advantage
   Schools), 0.00%, 8/24/2006           $1,025,748       1,025,748
Mosaica Education, Inc. (ASI Texas
   LLC ), 0.00%, 8/24/2006              $  256,437         256,437
Protogene Laboratories, Inc.,
   Preferred Series B                           --              --
Protogene Laboratories, Inc.,
   Promissory Note                              --              --

ReleaseNow, Inc. /Release Software
   Corp. Series D                        1,676,229             --        --              --         --     (5,850,039)
ReleaseNow, Inc., Preferred Series E       115,000             --        --              --         --       (460,000)
ReleaseNow, Inc., Preferred Series F       100,000             --        --              --         --       (500,000)
ReleaseNow, Inc., Preferred Series G       176,000             --        --              --         --       (880,000)
ReleaseNow, Inc., Promissory Note       $  133,333             --        --          65,850         --        (67,483)
ReleaseNow, Inc., Promissory Note       $  133,333             --        --              --         --       (133,333)
                                                      -----------       ---      ----------    -------   ------------
   Total Non Controlled Affiliates                    $17,214,362       $--      $1,929,514    $89,196   $(14,615,021)

ReleaseNow, Inc. /Release Software
   Corp. Series D                                --              --
ReleaseNow, Inc., Preferred Series E             --              --
ReleaseNow, Inc., Preferred Series F             --              --
ReleaseNow, Inc., Preferred Series G             --              --
ReleaseNow, Inc., Promissory Note                --              --
ReleaseNow, Inc., Promissory Note                --              --
                                                        -----------
   Total Non Controlled Affiliates                      $18,448,663

* Cardiac Science, Inc. was an affiliated company prior to October 31, 2002 but was not an affiliated company as of October 31, 2002.

Note 5 -- Pending Litigation

     U.S. Trust Company, N.A. has been contacted by the Office of the New York State Attorney General and the Securities and Exchange Commission in connection with the investigation of practices in the mutual fund industry. U.S. Trust Company, N.A. has also been named in certain class actions which allege that U.S. Trust Company, N.A. allowed certain parties to engage in illegal and improper trading practices which have caused injury to certain investors in mutual funds and a derivative action alleging common law breach of fiduciary duty toward certain mutual funds by various parties including U.S. Trust Company, N.A.

     Based upon currently available information, U.S. Trust Company, N.A believes that the pending class actions and investigation are not likely to materially affect its ability or the ability of the Managing Investment Adviser to provide investment management services to the Company.

Note 6 - Guarantees

     In the normal course of business, the Company enters into contracts that provide general indemnifications. The Company's maximum exposure under these agreements is dependent on future claims that may be made against the Company, and therefore cannot be established; however, based on experience, the risk of loss from such claims is considered remote.

             Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Excelsior Private Equity Fund II, Inc.

We have reviewed the statement of assets and liabilities of Excelsior Private Equity Fund II, Inc. (the "Company"), including the portfolio of investments, as of April 30, 2004, and the related statements of operations for the three-month and six-month periods ended April 30, 2004 and 2003, and the statements of changes in net assets, cash flows, and the financial highlights for the six-month periods ended April 30, 2004 and 2003. These financial statements and financial highlights are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the interim financial statements and financial highlights referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities, including the portfolio of investments, as of October 31, 2003 (presented herein), and the related statements of operations, changes in net assets and cash flows, and the financial highlights for the year then ended (not presented herein), and in our report dated January 6, 2004, we expressed an unqualified opinion on those financial statements and financial highlights.

                                                               ERNST & YOUNG LLP

Boston, Massachusetts
June 11, 2004

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Six-month and Three-month Periods Ended April 30, 2004 as Compared to the Similar Periods in 2003

Realized and Unrealized Gains and Losses from Portfolio Investments

     For the six-month periods ended April 30, 2004 and 2003, the Company had a net realized loss on security transactions of $0 and ($7,322,878), respectively. For the six-month periods ended April 30, 2004 and 2003, the Company had a net change in unrealized appreciation on investments of $1,433,206 and $4,562,469, respectively. The net realized loss for the period ended April 30, 2003 was primarily the result of the conclusion of the assignment for the benefit of creditors of ReleaseNow, Inc. ReleaseNow, Inc. a private company investment, transferred ownership of its assets for liquidation; the liquidation concluded and the Company received $65,850 as a pro rata distribution of claims against the assets. The resulting realized loss was ($7,890,854). The Company, in concluding its sale of shares of common stock of Cardiac Science, Inc., recorded a realized gain of $538,331, which partially offset the loss. The net change in unrealized appreciation on investments for the six-month period ended April 30, 2004 is the result of an increase in the valuation of the Company's private investment funds. This was offset partially by the overall decline in the value of Curon Medical, Inc. (NASDAQ: CURN), a publicly-traded common stock held by the Company, which was net of the effect of the decrease in discount rate applied to this security from 40% to 30% at October 31, 2003 and April 30, 2004, respectively. The net change in unrealized appreciation for the period ended April 30, 2003 was principally the result of a reclassification of ReleaseNow, Inc. from unrealized depreciation to realized loss, offset in part by declines in the valuations of private investment funds held by the Company.

     For the three-month periods ended April 30, 2004 and 2003, the Company had a net realized gain on security transactions of $0 and $29,645, respectively. For the three-month periods ended April 30, 2004 and 2003, the Company had a net change in unrealized depreciation on investments of ($1,949,253) and ($3,611,956), respectively. The net realized gain for the period ended April 30, 2003 was primarily the result of the disposition of the Company's shares of Pivotal Corporation, a publicly-traded common stock. The net change in unrealized depreciation on investments for the three-month period ended April 30, 2004 is the result of a decline in the value of Curon Medical, Inc. (NASDAQ:
CURN), a publicly-traded common stock held by the Company. This decline was offset by an increase in the overall valuation of the Company's private investment funds. The net change in unrealized depreciation on investments for the three-month periods ended April 30, 2003 is the result a decrease in the overall valuation of the Company's private investment funds.

Investment Income and Expenses

     For the six-month periods ended April 30, 2004, the Company had investment income of $69,699 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser (as defined below), of $416,396, resulting in a net investment loss of ($346,697). In comparison, the Company had investment income of $115,570 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser of $431,070, resulting in net investment loss of ($315,500) for the six-month period ended April 30, 2003. The primary reason for the decrease in investment income was a decrease in short-term securities held by the Company. The reduction in net expenses is principally attributable to lower management investment advisory and administrative fees due to a decrease in the value of assets under management, as well as a decline in professional fees and other expenses.

     For the three-month period ended April 30, 2004, the Company had investment income of $36,192 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser (as defined below), of $198,910, resulting in a net investment loss of ($162,718). In comparison, the Company had investment income of $57,855 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $177,372, resulting in a net investment loss of ($119,517) for the similar period ended April 30, 2003. The primary reason for the decrease in investment income was a decrease in interest income due to a decline in short-term securities held. Total expenses declined due to lower managing investment advisory fees and administration fees which resulted from a lower level of assets under management as well as a reduction in professional fees and other expenses. Net expenses increased as a result of a higher level of adjusted expense reimbursement by the Managing Investment Adviser for the period ended April 30, 2003.

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

     For the six-month periods ended April 30, 2004 and 2003, the Managing Investment Adviser earned $352,596 and $360,068 in management fees, respectively. In addition, for the six-month periods ended April 30, 2004 and 2003, there was no incentive fee payable by the Managing Investment Adviser. The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25%, on an annual basis, of the Company's average net assets. For the six-month periods ended April 30, 2004 and 2003, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amounts of $118,121 and $174,379, respectively, as a result of expenses incurred in excess of these limits.

     For the three-month periods ended April 30, 2004 and 2003, the Managing Investment Adviser earned $167,085 and $173,133 in management fees, respectively. In addition, for the three-month periods ended April 30, 2004 and 2003, the decrease in allowance for the management incentive fee was $316,003 and $0, respectively. There was an incentive fee payable to the Company by the Managing Investment Adviser of $316,003 at January 31, 2004, however this accrual has been reversed during the period due to the net decrease in the value of the Fund's investments during the period. The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25%, on an annual basis, of the Company's average net assets. For the three-month periods ended April 30,2004 and 2003, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amounts of $47,145 and $113,782, respectively, as a result of expenses incurred in excess of these limits.

Net Assets

     At April 30, 2004, the Company's net assets were $50,802,697 or a net asset value per common share of $259.55. This represents an increase of $1,086,509 from net assets of $49,716,188, or a net asset value per common share of $254.00, at October 31, 2003. The increase in net assets during the period is principally due to the net change in unrealized appreciation of the Company's private investment funds, partially offset by a decline in the value of Curon Medical, Inc. (NASDAQ: CURN), a publicly-traded common stock held by the Company, and the net investment loss for the period ended April 30, 2004.

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

     At April 30, 2004, the Company held $37,453 in cash and $7,587,546 in short-term investments as compared to $2,852,110 in cash and $1,887,983 in short-term investments at October 31, 2003. The increase in cash and short-term investments during the period is due to cash distributions received from private investment funds. In connection with the Company's commitments to private investment funds, a total of $58,250,000 has been contributed by the Company through April 30, 2004. The Company has no additional capital commitment obligations to the private funds it has invested in. The Company made no follow-on investments during the six-month period ended April 30, 2004.

     The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs.

Application of Critical Accounting Policies

     Under the supervision of the Company's Valuation and Audit Committees, consisting of the independent directors of the Company, the Managing Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company's financial condition because in total, they currently represent 78.2% of the Company's net assets at April 30, 2004. For the private investments held at April 30, 2004, changes to these estimates, i.e. changes in the valuations of these private investments, resulted in a $2.2 million increase in net asset value as compared to October 31, 2003.

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

     Initially, direct private company investments are valued based upon their original cost until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct private company investments will be valued by the "private market" or "appraisal" methods of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the company such as earnings, net worth, reliable private sale prices of the company's securities, the market prices for similar securities of comparable companies, an assessment of the company's future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Managing Investment Adviser or a committee of the Board, both under the supervision of the Board, and, in any event, not less frequently than quarterly. However, there can be no assurance that such value will represent the return that might ultimately be realized by the Company from the investments.

     The valuation of the Company's private funds is based upon its pro-rata share of the value of the assets of a private fund as determined by such private fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company's investments in private funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Managing Investment Adviser, Managing Investment Adviser, under supervision of the Board, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any.

     The Managing Investment Adviser also makes estimates regarding discounts on market prices of publicly traded securities where appropriate. For securities which have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

     A majority of the Company's investment portfolio consists of equity securities in private companies and private investment funds, representing 78.2% of the Company's net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk normally associated with public equity markets. Nevertheless, the Company is exposed to equity price risk through its investment in the equity securities of one public company, Curon Medical, Inc. (NASDAQ: CURN). At April 30, 2004, this publicly traded equity security was valued at $3,450,197, representing 6.8% of the net assets. Thus, there is exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, representing a decrease in the value of these securities of $345,020. At October 31, 2003, this publicly traded equity security was valued at $4,243,099, representing 8.5% of the net assets. Thus, there is exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, representing a decrease in the value of these securities of $424,309.

Item 4. Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures. As of April 30, 2004 (the end of the period covered by this report), the Company's principal executive officers and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

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

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Shareholders of the Company was held at the offices of United States Trust Company 114 West 47th Street, New York, New York 10036 at 10:00 a.m. (New York time) on March 26, 2004 (the "Meeting"). Of the 195,730 shares outstanding as of January 20, 2004, the record date for the Meeting, 113,847 were present or represented by proxy at the Meeting. The shareholders of the Company approved the following matter: to elect each of Mr. Hover, Mr. Bernstein, Mr. Murphy and Mr. Imbimbo as Directors of the Company. The results of the voting for this proposal were as follows:

     1. Election of Directors:       For     Withheld
                                     ---     --------
          John C. Hover II         112,208     1,639
          Gene M. Bernstein        112,570     1,277
          Stephen V. Murphy        112,570     1,277
          Victor F. Imbimbo, Jr.   112,570     1,277

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     15     Independent Registered Public Accounting Firm's Acknowledgement
            Letter.

     31.1   Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                         EXCELSIOR PRIVATE EQUITY FUND II, INC.


Date: June 14, 2004                      By: /s/ Douglas A. Lindgren
                                             -----------------------------------
                                             Douglas A. Lindgren
                                             Chief Executive Officer


Date: June 14, 2004                      By: /s/ Robert F. Aufenanger
                                             -----------------------------------
                                             Robert F. Aufenanger
                                             Treasurer
                                             (Principal Financial Officer)