Form 10-Q
period 2004-07-31
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2004-09-20
CIK 1036052

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Registrant’s Telephone Number, Including Area Code (203) 352-4400

114 West 47th Street, New York, NY 10036-1532

Former Name, Former Address and Former Fiscal Year, if Changed Since last Report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

As of September 1, 2004, there were 195,730 shares of the Registrant’s Common Stock, $.01 par value per share, outstanding.

EXCELSIOR PRIVATE EQUITY FUND II, INC.

The filing of the Registrant’s report is delayed pending clarification of information recently received by the Registrant from its independent accountants. This information relates to the status of such accountants as “independent” within the meaning of Rule S-X of the Securities and Exchange Commission. Registrant is informed that such accountants are seeking guidance from the accounting staff of the Commission on this issue. Consequently, the Registrant cannot determine that the requirements of Rule S-X applicable to financial statements included in this Report, and possibly certain prior reports, that such statements be reviewed by independent public accountants have been met.

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause Excelsior Private Equity Fund II, Inc.’s (the “Company’s”) actual results to differ from future performance suggested herein.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

Excelsior Private Equity Fund II, Inc.

Summarized Portfolio of Investments (Unaudited)

	July 31, 2004
PORTFOLIO STRUCTURE	Value	% of Net Assets
SHORT-TERM INVESTMENTS:
AGENCY OBLIGATIONS	$7,348,755	14.91%
INVESTMENT COMPANIES	1,980,026	4.02%
PRIVATE INVESTMENT FUNDS	26,601,195	53.96%
PRIVATE AND PUBLIC COMPANIES	13,310,335	27.00%

TOTAL INVESTMENTS	49,240,311	99.89%
OTHER ASSETS & LIABILITIES (NET)	53,217	0.11%

NET ASSETS	$49,293,528	100.00%

Excelsior Private Equity Fund II, Inc. Summarized Portfolio of Investments

	October 31, 2003
PORTFOLIO STRUCTURE	Value	% of Net Assets
SHORT-TERM INVESTMENTS:
AGENCY OBLIGATIONS	$—	0.00%
INVESTMENT COMPANIES	1,887,983	3.80%
PRIVATE INVESTMENT FUNDS	29,828,304	60.00%
PRIVATE AND PUBLIC COMPANIES	15,200,846	30.57%

TOTAL INVESTMENTS	46,917,133	94.37%
OTHER ASSETS & LIABILITIES (NET)	2,799,055	5.63%

NET ASSETS	$49,716,188	100.00%

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments July 31, 2004 (Unaudited)

Par Value		Acquisition Date##	Value (Note 1)
AGENCY OBLIGATIONS —14.91%
$7,350,000	Federal National Mortgage Association Discount Note, 1.22%, 08/05/2004 (Cost $7,348,755)		$7,348,755

PRIVATE INVESTMENT FUNDS #, @ — 53.96%

Ownership Percentage
	Buyout Funds – 33.11%
0.97%	Brentwood Associates III, LP	06/99-10/02	4,041,896
1.88%	Broadview Capital Partners, LP	04/99-10/02	2,237,984
1.32%	Friedman, Fleischer & Lowe Capital Partners, LP	01/99-10/02	5,745,516
1.66%	Quad-C Partners V, LP	04/98-10/02	4,295,028

			16,320,424
	Early Stage Venture Funds – 16.28%
1.71%	Advanced Technology Ventures V, LP	09/98-10/02	750,958
4.90%	Commonwealth Capital Ventures II, LP †	01/99-10/02	1,848,567
3.96%	Communications Ventures III, LP	11/98-05/00	799,776
1.30%	Mayfield X, LP	06/99-05/02	935,160
0.62%	Mayfield X, Annex	07/02-10/02	209,989
8.70%	Mid-Atlantic Venture Fund III, LP †	04/98-02/01	1,550,414
1.32%	Sevin Rosen Fund VI, LP	03/98-10/02	1,161,534
2.12%	Trinity Ventures VI, LP	09/98-10/02	769,850

			8,026,248
	Varied Stage Venture Funds – 4.57%
2.63%	Brand Equity Ventures, LP	03/98-10/01	532,498
2.64%	Morgenthaler Venture Partners V, LP	10/98-08/01	1,722,025

			2,254,523

	TOTAL PRIVATE INVESTMENT FUNDS (Cost $47,944,925)		26,601,195

Shares/Par Value
PRIVATE COMPANIES # — 22.23%
Preferred Stock @ — 17.32%
Educational Services — 7.18%
75,059	Mosaica Education, Inc., Series C †	08/01	3,537,722

Internet Services — Business — 10.14%
1,428,572	Clear Orbit, Inc., Series A †	06/00	5,000,013
2,388,345	Firstsource Corp., Series A †	02/00	—

			5,000,013

	Total Preferred Stock (Cost $20,119,425)		8,537,735

Promissory Notes — 4.91%
Biotechnology — 0.92%
$451,412	Metrigen, Inc., 6.00%, 9/01/2009 @	07/03	451,412

Educational Services — 3.99%
$686,415	Mosaica Education, Inc. Bridge Notes, 13.00%, 8/24/2006†	02/01-08/01	686,415
$1,025,748	Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006 †@	02/01-08/01	1,025,748
$256,437	Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 8/24/2006†@	02/01-08/01	256,437

			1,968,600

Internet Services — Business — 0.00%
$2,666,667	Firstsource Corp., 8.00%, 6/30/2001 †@	12/00	—
$750,000	Killerbiz, Inc., 8.00%, 6/10/2000 and 1/17/2001 †@	12/99-08/00	—

			—

	Total Promissory Notes (Cost $5,836,679)		2,420,012

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments July 31, 2004 (Unaudited) — (continued)

Shares		Acquisition Date##	Value (Note 1)
PRIVATE COMPANIES # (Continued)
Warrants — 0.00%
Biotechnology — 0.00%
62,326	Metrigen, Inc.@	07/03	$—

	Total Warrants (Cost $0)		—

	TOTAL PRIVATE COMPANIES (Cost $25,956,104)		10,957,747

PUBLIC COMPANIES @,†,# — 4.77%
Common Stock — 4.77%
Medical Devices — 4.77%
2,352,588	Curon Medical, Inc. *	08/99 & 12/99	2,352,588

	Total Common Stock (Cost $6,089,144)		2,352,588

Warrants — 0.00%
Medical Devices — 0.00%
76,950	Curon Medical, Inc.	08/00	—

	Total Warrants (Cost $0)		—

	TOTAL PUBLIC COMPANIES (Cost $6,089,144)		2,352,588

INVESTMENT COMPANIES — 4.02%
1,980,026	Dreyfus Government Cash Management Fund (Cost $1,980,026)		1,980,026

TOTAL INVESTMENTS (Cost $89,318,954) — 99.89%			49,240,311
OTHER ASSETS & LIABILITIES (NET) — 0.11%			53,217

NET ASSETS — 100.00%			$49,293,528

†	At July 31, 2004, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total value of affiliated securities owned at July 31, 2004 was $16,257,904.

#	Restricted as to public resale. Acquired between March 1, 1998 and July 31, 2004. Total cost of restricted securities at July 31, 2004 aggregated $79,990,173. Total value of restricted securities owned at July 31, 2004 was $39,911,530 or 80.97% of net assets.

##	Required disclosure for restricted securities only.

@	Non-income producing security.

*	Carrying value per unit reflects a 20% discount to the closing price.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments October 31, 2003

Ownership Percentage		Acquisition Date##	Value (Note 1)
PRIVATE INVESTMENT FUNDS #, @ — 60.00%
1.83%	Advanced Technology Ventures V, LP	09/98-10/02	$1,170,894
2.63%	Brand Equity Ventures I, LP	03/98-10/01	554,765
1.37%	Brentwood Associates III, LP	06/99-10/02	4,725,483
2.51%	Broadview Capital Partners, LP	04/99-10/02	2,253,166
5.73%	Commonwealth Capital Ventures II, LP †	01/99-10/02	1,925,198
3.96%	Communications Ventures III, LP	11/98-05/00	801,800
1.53%	Friedman, Fleischer & Lowe Capital Partners, LP	01/99-10/02	5,664,450
1.30%	Mayfield X, LP	06/99-05/02	882,768
1.42%	Mayfield X, Annex	07/02-10/02	223,002
8.71%	Mid-Atlantic Venture Fund III, LP †	04/98-02/01	1,774,031
2.64%	Morgenthaler Venture Partners V, LP	10/98-08/01	2,614,572
1.67%	Quad-C Partners V, LP	04/98-10/02	5,177,939
1.34%	Sevin Rosen Fund VI, LP	03/98-10/02	1,161,370
3.01%	Trinity Ventures VI, LP	09/98-10/02	898,866

	TOTAL PRIVATE INVESTMENT FUNDS (Cost $53,110,261)		29,828,304

Shares/Par Value
PRIVATE COMPANIES # — 22.04%
Preferred Stocks @ — 17.17%
Educational Services — 7.11%
75,059	Mosaica Education, Inc., Series C †	08/01	3,537,722

Internet Services — Business — 10.06%
1,428,572	Clear Orbit, Inc., Series A †	06/00	5,000,013
2,388,345	Firstsource Corp., Series A †	02/00	—

			5,000,013

	Total Preferred Stock (Cost $20,119,425)		8,537,735
Promissory Notes — 4.87%
Biotechnology — 0.91%
$451,412	Metrigen, Inc., 6.00%, 9/01/2009 @	07/03	451,412

Educational Services — 3.96%
$686,415	Mosaica Education, Inc. Bridge Notes, 13.00%, 8/24/2006†	02/01-08/01	686,415
$1,025,748	Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006 †@	02/01-08/01	1,025,748
$256,437	Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 8/24/2006†@	02/01-08/01	256,437

			1,968,600

Internet Services — Business — 0.00%
$2,666,667	Firstsource Corp., 8.00%, 6/30/2001 †@	12/00	—
$750,000	Killerbiz, Inc., 8.00%, 6/10/2000 and 1/17/2001 †@	12/99-08/00	—

			—

	Total Promissory Notes (Cost $5,836,679)		2,420,012

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments October 31, 2003 — (continued)

Shares	Acquisition Date##	Value (Note 1)
PRIVATE COMPANIES # (Continued)
Warrants — 0.00%
Biotechnology — 0.00%
62,326 Metrigen, Inc.@	07/03	$—

Total Warrants (Cost $0)		—

TOTAL PRIVATE COMPANIES (Cost $25,956,104)		10,957,747

PUBLIC COMPANIES @,#,† — 8.53%
Common Stock — 8.53%
Medical Devices — 8.53%
2,381,088 Curon Medical, Inc. *	08/99	4,243,099

Total Common Stock (Cost $6,124,144)		4,243,099

Warrants — 0.00%
Medical Devices — 0.00%
76,950 Curon Medical, Inc.	08/00	—

Total Warrants (Cost $0)		—

TOTAL PUBLIC COMPANIES (Cost $6,124,144)		4,243,099

INVESTMENT COMPANIES — 3.80%
1,887,983 Dreyfus Government Cash Management Fund (Cost $1,887,983)		1,887,983

TOTAL INVESTMENTS (Cost $87,078,492) — 94.37%		46,917,133
OTHER ASSETS & LIABILITIES (NET) — 5.63%		2,799,055

NET ASSETS — 100.00%		$49,716,188

†	At October 31, 2003, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at October 31, 2003 was $18,448,663.

#	Restricted as to public resale. Acquired between March 1, 1998 and July 31, 2003. Total cost of restricted securities at October 31, 2003 aggregated $85,190,509. Total value of restricted securities owned at October 31, 2003 was $45,029,150 or 90.57% of net assets.

##	Required disclosure for restricted securities only.

@	Non-income producing security.

*	Carrying value per unit reflects a 40% discount to the closing price.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Assets and Liabilities

	July 31, 2004	October 31, 2003
	(Unaudited)
ASSETS:
Investments in unaffiliated issuers, at value (Cost $49,040,448 and $46,764,966 respectively)	$32,982,402	$28,468,470
Investments in affiliated issuers, at value (Cost $40,278,506 and $40,313,526 respectively)	16,257,909	18,448,663

Investments, at value (Cost $89,318,954 and $87,078,492 respectively) (Note 1)	$49,240,311	$46,917,133
Cash	21	2,852,110
Receivable from investment advisor (Note 2)	53,627	85,833
Interest receivable	263,244	196,706
Other assets	24,223	1,292

Total Assets	49,581,426	50,053,074
LIABILITIES:
Management fees payable (Note 2)	162,488	181,784
Administration fees payable (Note 2)	32,639	14,318
Professional fees payable	43,548	60,000
Directors’ fees payable (Note 2)	44,959	66,000
Accrued expenses and other payables	4,264	14,784

Total Liabilities	287,898	336,886

NET ASSETS	$49,293,528	$49,716,188

NET ASSETS consist of:
Undistributed net investment loss	$(492,665)	$—
Accumulated net realized loss on investments	(27,426,933)	(27,414,222)
Net unrealized (depreciation) on investments	(40,078,643)	(40,161,359)
Par value	1,957	1,957
Paid-in capital in excess of par value	117,289,812	117,289,812

Total Net Assets	$49,293,528	$49,716,188

Shares of Common Stock Outstanding ($0.01 par value, 200,000 authorized)	195,730	195,730
NET ASSET VALUE PER SHARE	$251.84	$254.00

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Operations (Unaudited)

	Nine Months Ended July 31,
	2004	2003
INVESTMENT INCOME:
Interest income from affiliated investments	$66,779	$66,779
Interest income from unaffiliated investments	33,494	91,756
Dividend income	13,908	17,603

Total Investment Income	114,181	176,138
EXPENSES:
Managing investment adviser fees (Note 2)	511,965	540,053
Administration fees (Note 2)	97,577	125,813
Professional fees	93,630	99,246
Directors’ fees and expenses (Note 2)	44,959	44,876
Insurance expense	23,435	45,967
Miscellaneous expenses	7,028	27,939

Total Expenses	778,594	883,894

Expenses reimbursed by Managing Investment Adviser (Note 2)	(171,748)	(236,884)

Net Expenses	606,846	647,010

NET INVESTMENT (LOSS)	(492,665)	(470,872)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS: (Note 1)
Net realized gain (loss) on affiliated investments	10,146	(13,552,184)
Net realized (loss) on unaffiliated investments	(22,857)	—
Net change in unrealized appreciation on investments	82,716	13,881,932

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS	70,005	329,748

NET (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(422,660)	$(141,124)

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Operations (Unaudited)

	Three Months Ended July 31,
	2004	2003
INVESTMENT INCOME:
Interest income from affiliated investments	$22,308	$22,308
Interest income from unaffiliated investments	16,796	33,198
Dividend income	5,378	5,062

Total Investment Income	44,482	60,568
EXPENSES:
Managing investment adviser fees (Note 2)	159,369	179,985
Administration fees (Note 2)	24,872	42,087
Professional fees	31,420	18,415
Directors’ fees and expenses (Note 2)	15,082	15,123
Insurance expense	7,812	13,640
Miscellaneous expenses	5,522	9,195

Total Expenses	244,077	278,445

Expenses reimbursed by Managing Investment Adviser (Note 2)	(53,627)	(62,505)

Net Expenses	190,450	215,940

NET INVESTMENT (LOSS)	(145,968)	(155,372)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS: (Note 1)
Net realized gain (loss) on affiliated investments	10,146	(6,229,306)
Net realized (loss) on unaffiliated investments	(22,857)	—
Net change in unrealized (depreciation) appreciation on investments	(1,350,490)	8,090,276

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS	(1,363,201)	1,860,970

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(1,509,169)	$1,705,598

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Changes in Net Assets (Unaudited)

	Nine Months Ended July 31,
	2004	2003
OPERATIONS:
Net investment loss	$(492,665)	$(470,872)
Net realized (loss) on investments	(12,711)	(13,552,184)
Net change in unrealized appreciation on investments	82,716	13,881,932

Net (decrease) in net assets resulting from operations	(422,660)	(141,124)

Net increase (decrease) in net assets	(422,660)	(141,124)

NET ASSETS:
Beginning of period	49,716,188	57,683,842

End of period (including accumulated net investment loss of $(492,665) and $(470,872), respectively)	$49,293,528	$57,542,718

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Cash Flows (Unaudited)

	Nine Months Ended July 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (decrease) in net assets resulting from operations	$(422,660)	$(141,124)
Adjustments to reconcile net (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) on investments	(82,716)	(13,881,932)
Net increase in short-term investments	(7,440,798)	(4,375,635)
Proceeds received from the sale of investments and distributions received from private investment funds	5,187,625	3,820,946
Net realized loss on investments	12,711	13,552,184
Decrease in receivable from investment adviser	32,206	1,379,448
Increase in interest receivable	(66,538)	(64,586)
Liquidation of escrow receivable	—	1,710,325
Increase in other assets	(22,931)	37,896
Decrease in management fees payable	(19,296)	(11,643)
Decrease in directors’ fees payable	(21,041)	(15,124)
Decrease in other expenses payable	(8,651)	(131,788)

Net cash provided by (used in) operating activities	(2,852,089)	1,878,967

Net increase (decrease) in cash	(2,852,089)	1,878,967

Cash at beginning of period	2,852,110	—

Cash at end of period	$21	$1,878,967

SUPPLMENTAL INFORMATION:
Non-cash distributions received from private investments funds:	$508,171	$0

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Financial Highlights—Selected Per Share Data and Ratios (Unaudited)

Per Share Operating Performance (1)

	Nine Months Ended July 31, 2004	Nine Months Ended July 31, 2003
NET ASSET VALUE, BEGINNING OF PERIOD	$254.00	$294.71
NET INCOME (LOSS) FROM INVESTMENT OPERATIONS
Net investment loss	(2.52)	(2.41)
Net realized and unrealized gain on investments	0.36	1.69

Total from Investment Operations	(2.16)	(0.72)

NET ASSET VALUE, END OF PERIOD	$251.84	$293.99

TOTAL NET ASSET VALUE RETURN (3) (4)	(0.85%)	(0.24)%
Ratios and supplemental data:
Net assets, end of period (thousands)	$49,294	$57,543
Ratios to average net assets (2)
Gross expenses (5)	2.05%	2.07%
Net expenses	1.60%	1.51%
Net investment loss	(1.30)%	(1.10)%
Portfolio turnover (3)	0.00%	0.00%

(1)	For a share outstanding throughout the period

(2)	Annualized

(3)	Not annualized

(4)	Total investment return based on per share net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company’s shares were issued in a private placement and are not traded. Therefore, market value total investment return is not presented

(5)	Expense ratio before waiver of fees and reimbursement of expenses by Managing Investment Adviser

Notes to Financial Statements are an integral part of these Financial Statements.

EXCELSIOR PRIVATE EQUITY FUND II, INC.

NOTES TO FINANCIAL STATEMENTS

July 31, 2004 (Unaudited)

Note 1 — Significant Accounting Policies

Excelsior Private Equity Fund II, Inc. (the “Company”) was incorporated under the laws of the State of Maryland on March 20, 1997, and is a non-diversified, closed-end management investment company that has elected to be treated as a business development company or “BDC” under the Investment Company Act of 1940, as amended.

As a BDC, the Company must be primarily engaged in the business of furnishing capital and making available managerial assistance to companies that generally do not have ready access to capital through conventional financial channels. The Company’s investment objective is to achieve long-term capital appreciation primarily by investing in private later-stage venture capital companies and private middle-market companies in which the equity is closely held by company founders, management and/or a limited number of institutional investors and, to a lesser extent, privately offered venture capital, buyout and private equity funds managed by third parties which have attractive investment return prospects and offer compelling strategic benefits to the Company. The Company does not have the right to demand that any such investee securities be registered.

The following is a summary of the Company’s significant accounting policies. Such policies are in conformity with U.S. generally accepted accounting principles for investment companies and are consistently followed in the preparation of the financial statements. U.S. generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from these estimates. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s financial statements.

(a) Portfolio valuation:

The Company values portfolio securities quarterly and at such other times as, in the Board of Directors’ view, circumstances warrant. Investments in securities for which market quotations are readily available generally will be valued at the last sale price on the date of valuation or, if no sale occurred, at the mean of the latest bid and ask prices; provided that, as to such securities that may have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied. Securities for which no public market exists and other assets will be valued at fair value as determined in good faith by the Managing Investment Adviser (as defined below) or a committee of the Board of Directors, or both under the supervision of the Board of Directors pursuant to certain valuation procedures summarized below. Securities having remaining maturities of 60 days or less from the date of purchase are valued at amortized cost.

The value for securities for which no public market exists is difficult to determine. Generally, such investments will be valued on a “going concern” basis without giving effect to any disposition costs. There is a range of values that is reasonable for such investments at any particular time. Initially, direct investments are valued based upon their original cost, until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct investments will be valued by the “private market” or “appraisal” methods of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the investee such as earnings, net worth, reliable private sale prices of the investee’s securities, the market prices for similar securities of comparable companies, an assessment of the investee’s future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Managing Investment Adviser or a committee of the Board of Directors, both under the supervision of the Board of Directors and, in any event, not less frequently than quarterly. However, there can be no assurance that such values will represent the return that might ultimately be realized by the Company from the investments.

The valuation of the Company’s Private Investment Funds is based upon its pro-rata share of the value of the net assets of a Private Investment Fund as determined by such Private Investment Fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company’s investments in Private Investment Funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Managing Investment Adviser, the Managing Investment Adviser, under the supervision of the Board of Directors, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any. The valuation of the Company’s Private Investment Funds also includes capital contributions to such Private Investment Funds made in advance of remaining capital commitments being called by the Private Investment Funds’ respective general partners. At July 31, 2004 and October 31, 2003, these contributions paid in advance totaled $4,679,968, or 9.5% and 9.4% of net assets, respectively, and are included in investments on the statement of assets and liabilities. These contributions paid in advance are non-income producing.

At July 31, 2004 and October 31, 2003, market quotations were not readily available for securities valued at $37,558,942 or 76.19% of net assets and $40,786,051 or 82.04% of net assets, respectively. Such securities were valued by the Managing Investment Adviser under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

(c) Repurchase agreements:

The Company enters into agreements to purchase securities and to resell them at a future date. It is the Company’s policy to take receipt of securities purchased and to ensure that the market value of the collateral including accrued interest is sufficient to protect the Company from losses incurred in the event the counterparty does not repurchase the securities. If the counterparty defaults and the value of the collateral declines or if bankruptcy proceedings are commenced with respect to the seller of the security, realization of the collateral by the Company may be delayed or limited.

d) Federal income taxes:

It is the policy of the Company to continue to qualify as a “regulated investment company” under Subchapter M of the Internal Revenue Code and distribute substantially all of its taxable income to its shareholders. Therefore, no federal income or excise tax provision is required.

Dividends from net investment income are declared and paid at least annually. Any net realized capital gains, unless offset by any available capital loss carryforwards, are distributed to shareholders at least annually. Dividends and distributions are determined in accordance with federal income tax regulations that may differ from generally accepted accounting principles. These “book/tax” differences are either considered temporary or permanent and may be reclassified within the capital accounts based on their federal tax basis treatment. At October 31, 2003, the Company has reclassified certain amounts of net investment loss and net realized loss on investments to paid-in capital due to net operating losses and investment partnership adjustments.

The Company has unused capital loss carryforwards of approximately $40,794,739 available for income tax purposes, to be applied against future net realized gains, if any, after October 31, 2003. If not applied, $8,602,181 of the carryover will expire in 2009, $13,721,421 will expire in 2010, and $18,471,137 will expire in 2011.

The tax character of distributions paid may differ from the character of distributions shown on the statement of changes in net assets due to tax treatment of certain distributions. No distributions were made in the nine-month periods ended July 31, 2004 and July 31, 2003.

The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of October 31, 2003 and July 31, 2004, the Company had not received information to determine the tax cost of the Private Investment Funds as of October 31, 2003 and July 31, 2004, and therefore to determine the Company’s unrealized gain or loss on a tax basis. At July 31, 2004, the cost of all other investments for federal tax purposes was $41,374,029, and those investments had a tax basis net unrealized depreciation of $18,734,913, consisting of gross appreciation of $13 and gross depreciation of $18,734,926. At October 31, 2003, the cost of all other investments for federal tax purposes was $33,968,231, and those investments had a tax basis net unrealized depreciation of $16,879,402, consisting of gross appreciation of $13 and gross depreciation of $16,879,415. There is no appreciation or depreciation for tax purposes on the Investment Companies.

Note 2 — Investment Advisory Fee, Administration Fee and Related Party Transactions

Prior to June 1, 2003, and pursuant to an Investment Management Agreement (“Agreement”), United States Trust Company of New York (“U.S. Trust NY”) and U.S. Trust Company (“U.S. Trust”) served as the Managing Investment Adviser to the Company. Under the Agreement, for the services provided, the Managing Investment Adviser is entitled to receive a management fee at the annual rate of 1.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested or committed to be invested in Private Companies or Private Investment Funds and equal to an annual rate of 0.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested in short-term investments and are not committed to Private Companies or Private

Investment Funds. Prior to June 1, 2003, and pursuant to a sub-advisory agreement (the “Sub-Advisory Agreement”) among the Company, U.S. Trust NY, U.S. Trust and U.S. Trust Company, N.A., U.S. Trust Company, N.A. served as the investment sub-adviser to the Company and received an investment management fee from the Managing Investment Adviser.

U.S. Trust NY is a New York state-chartered bank and trust company and a member bank of the Federal Reserve System. Effective June 1, 2003, U.S. Trust merged into U.S. Trust Company, N.A., a nationally chartered bank. Pursuant to an assumption agreement dated June 1, 2003, U.S. Trust Company, N.A. assumed the duties and obligations of U.S. Trust under the Agreement. Pursuant to a termination agreement among the Company, U.S. Trust NY, U.S. Trust and U.S. Trust Company, N.A., the Sub-Advisory Agreement terminated on June 1, 2003. As a result, U.S. Trust Company, N.A., acting through its registered investment advisory division, U.S. Trust Company, N.A. Asset Management Division, now serves with U.S. Trust NY, acting through its registered investment advisory division, U.S. Trust - New York Asset Management Division, as Managing Investment Adviser to the Company. The merger had no impact on the management or operations of the investment advisory functions performed for the Company, and did not constitute a change in control. U.S. Trust NY and U.S. Trust Company, N.A. are each a wholly-owned subsidiary of U.S. Trust Corporation, a registered bank holding company. U.S. Trust Corporation is a wholly-owned subsidiary of The Charles Schwab Corporation. As of July 31, 2004 and October 31, 2003, $162,488 and $181,784, respectively, were payable to the Managing Investment Adviser.

In addition to the management fee, the Company has agreed to pay the Managing Investment Adviser an incentive fee in an amount equal to 20% of the cumulative realized capital gains (net of realized capital losses and unrealized net capital depreciation) on investments other than Private Investment Funds, less the aggregate amount of incentive fee payments in prior years. If the amount of the incentive fee in any year is a negative number, or cumulative net realized gains less net unrealized capital depreciation at the end of any year is less than such amount calculated at the end of the previous year, the Managing Investment Adviser will be required to repay the Company all or a portion of the incentive fee previously paid. During the nine months ended July 31, 2004 and July 31, 2003, no incentive fee was earned by and payable to the Managing Investment Adviser.

PFPC, Inc. (“PFPC”) provides administrative and accounting services to the Company pursuant to an Administration and Accounting Services Agreement. PFPC Trust Company provides custodian services to the Company pursuant to a Custodian Services Agreement. Also, PFPC provides transfer agency services to the Company pursuant to a Transfer Agency Agreement. For the services provided to the Company by PFPC and its affiliates, PFPC is entitled to an annual fee of 0.02% of average net assets plus reimbursement of reasonable expenses, and a base fee, payable monthly.

The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25% of the Company’s average net assets. This reimbursement amounted to $171,748 and $236,884, for the nine month periods ended July 31, 2004 and July 31, 2003, respectively.

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

During the year ended October 31, 2003, the Company executed a sale of 94,430 shares of Pivotal Corporation common stock through Charles Schwab Strategic Trading Group (“CSSTG”), an affiliate of the Company. As part of this transaction, CSSTG received $1,889 in brokerage commissions.

Note 3 — Purchases and Sales of Securities

Excluding short-term investments, the Company’s purchases and sales of securities, including distributions received from Private Investment Funds, for the nine-month periods ended July 31, 2004, and July 31, 2003 were as follows:

Nine-Month Period Ended July 31,	Purchases ($)	Proceeds ($)
2004	—	5,187,625
2003	—	3,820,946

Note 4 — Transactions with Affiliated Portfolio Companies

An affiliated company is a company in which the Company has ownership of over 5% of the voting securities. No dividend income was received from affiliated companies during the nine-month period ended July 31, 2004 and the year ended October 31, 2003. Transactions with companies which are or were affiliates are as follows:

	Shares/ Principal Amount/ Percentage Held at October 31, 2003	October 31, 2003 Value	For the Nine Months Ended July 31, 2004				Shares/ Principal Amount/ Percentage Held at July 31, 2004	July 31, 2004 Value (Note 1)
Name of Investment			Conversion Cost	Sales/ Conversion Proceeds	Interest	Realized Gain (Loss)
Affiliated Companies
Mid- Atlantic Venture Fund III, LP	8.71%	$1,774,031	$—	$—	$—	$—	8.70%	$1,550,414
Clear Orbit Inc., Preferred Series A	1,428,572	5,000,013	—	—	—	—	1,428,572	5,000,013
Commonwealth Capital Ventures II, LLP	5.73%	1,925,198	—	—	—	—	4.90%	1,848,567
Curon Medical, Inc., Common Stock	2,381,088	4,243,099	—	14,687	—	10,146	2,352,588	2,352,588
Curon Medical, Inc., Warrants	76,950	—	—	—	—	—	76,950	—
Firstsource Corp., Preferred Series A	2,388,345	—	—	—	—	—	2,388,345	—
Firstsource Corp., Promissory Note 8.00%, 6/30/2001	$2,666,667	—	—	—	—	—	$2,666,667	—
Killerbiz, Inc., Promissory Note 8.00%, 6/10/2000 and 1/17/2001	$750,000	—	—	—	—	—	$750,000	—
Mosaica Education, Inc., Preferred Series C	75,059	3,537,722	—	—	—	—	75,059	3,537,722
Mosaica Education, Inc. Bridge Notes, 13.00%, 8/24/2006	$686,415	686,415	—	—	66,779	—	$686,415	686,415
Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006	$1,025,748	1,025,748	—	—	—	—	$1,025,748	1,025,748
Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 8/24/2006	$256,437	256,437	—	—	—	—	$256,437	256,437

Total Non Controlled Affiliates		$18,448,663	$—	$—	$66,779	$—		$16,257,904

	Shares/ Principal Amount/ Percentage Held at October 31, 2002	October 31, 2002 Value	For the Year Ended October 31, 2003				Shares/ Principal Amount/ Percentage Held at October 31, 2003	October 31, 2003 Value (Note 1)
Name of Investment			Conversion Cost	Sales/ Conversion Proceeds	Interest	Realized Gain (Loss)
Affiliated Companies
Cardiac Science, Inc., Common Stock *	840,484	$1,421,986	$—	1,776,246	$—	$538,331	—	$—
Mid- Atlantic Venture Fund III, LP	8.71%	2,337,915	—	87,418	—	—	8.71%	1,774,031
Clear Orbit Inc., Preferred Series A	1,428,572	5,000,013	—	—	—	—	1,428,572	5,000,013
Commonwealth Capital Ventures II, LLP	5.73%	2,019,502	—	—	—	—	5.73%	1,925,198
Curon Medical, Inc., Common Stock	2,381,088	928,624	—	—	—	—	2,381,088	4,243,099
Curon Medical, Inc., Warrants	76,950	—	—	—	—	—	76,950	—
Firstsource Corp., Preferred Series A	2,388,345	—	—	—	—	—	2,388,345	—
Firstsource Corp., Promissory Note 8.00%, 6/30/2001	$2,666,667	—	—	—	—	—	$2,666,667	—
Killerbiz, Inc., Promissory Note 8.00%, 6/10/2000 and 1/17/2001	$750,000	—	—	—	—	—	$750,000	—
Mosaica Education, Inc., Preferred Series C	75,059	3,537,722	—	—	—	—	75,059	3,537,722
Mosaica Education, Inc. Bridge Notes, 13.00%, 8/24/2006	$686,415	686,415	—	—	89,196	—	$686,415	686,415
Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006	$1,025,748	1,025,748	—	—	—	—	$1,025,748	1,025,748
Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 8/24/2006	$256,437	256,437	—	—	—	—	$256,437	256,437
Protogene Laboratories, Inc., Preferred Series B	7,100,000	—	—	—	—	(5,122,497)	—	—
Protogene Laboratories, Inc., Promissory Note	$2,140,000	—	—	—	—	(2,140,000)	—	—
ReleaseNow, Inc. /Release Software Corp. Series D	1,676,229	—	—	—	—	(5,850,039)	—	—
ReleaseNow, Inc., Preferred Series E	115,000	—	—	—	—	(460,000)	—	—
ReleaseNow, Inc., Preferred Series F	100,000	—	—	—	—	(500,000)	—	—
ReleaseNow, Inc., Preferred Series G	176,000	—	—	—	—	(880,000)	—	—
ReleaseNow, Inc., Promissory Note	$133,333	—	—	65,850	—	(67,483)	—	—
ReleaseNow, Inc., Promissory Note	$133,333	—	—	—	—	(133,333)	—	—

Total Non Controlled Affiliates		$17,214,362	$—	$1,929,514	$89,196	$(14,615,021)		$18,448,663

*	Cardiac Science, Inc. was an affiliated company prior to October 31, 2002 but was not an affiliated company as of October 31, 2002.

Note 5 — Pending Litigation

The Managing Investment Adviser was contacted in September, 2003 by the Office of the New York State Attorney General and the Securities and Exchange Commission in connection with the investigation of “market timing” and “late trading” practices in the mutual fund industry. The Managing Investment Adviser has also been contacted by the Attorney General of the State of West Virginia with inquiries regarding the same subject matter. As disclosed previously by the Managing Investment Adviser and its affiliates, these investigations have been focusing on circumstances in which a small number of parties were permitted to engage in short-term trading of certain mutual funds managed by the Managing Investment Adviser. The short-term trading activities permitted under these arrangements have been terminated and the Managing Investment Adviser has strengthened its policies and procedures to deter frequent trading.

The Managing Investment Adviser, with certain of its affiliates, has also been named in five class action lawsuits which allege that the Managing Investment Adviser allowed certain parties to engage in illegal and improper trading practices which have caused financial injury to the shareholders of certain mutual funds managed by the Managing Investment Adviser. The Managing Investment Adviser and certain affiliates have also been named in two derivative actions alleging breach of fiduciary duty in relation to allegedly illegal and improper mutual fund trading practices. The class actions have all been transferred by the Judicial Panel on Multi-District Litigation to the United States District Court for the District of Maryland, for coordinated or consolidated pre-trial proceedings. The Managing Investment Adviser expects that the derivative actions will ultimately also be consolidated in the same matter before the District Court.

While the ultimate outcome of these matters cannot be predicted with any certainty at this time, based upon currently available information, the Managing Investment Adviser believes that the pending private lawsuits and the pending investigations are not likely to materially affect its ability to provide investment management services to the Company. The Company is not a subject of the investigations nor party to the lawsuits described above.

Note 6 — Guarantees

In the normal course of business, the Company enters into contracts that provide general indemnifications. The Company’s maximum exposure under these agreements is dependent on future claims that may be made against the Company, and therefore cannot be established; however, based on experience, the risk of loss from such claims is considered remote.

Note 7 — Subsequent Event

Between August 24 and August 30, 2004, the Company liquidated all of its remaining shares of Curon Medical Inc. common stock, receiving net proceeds of $1,847,012. A realized loss in the amount of $4,253,235 was recorded in August 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Nine-month and Three-month Periods Ended July 31, 2004 as Compared to the Similar Periods in 2003

Realized and Unrealized Gains and Losses from Portfolio Investments

For the nine-month periods ended July 31, 2004 and 2003, the Company had a net realized loss on security transactions of ($12,711) and ($13,552,184), respectively. For the nine-month periods ended July 31, 2004 and 2003, the Company had a net change in unrealized appreciation on investments of $82,716 and $13,881,932, respectively. The net realized loss for the period ended July 31, 2004 was driven by the sales of Ciena Corp. and Curon Medical common stock. The net realized loss for the period ended July 31, 2003 was primarily the result of the conclusion of the assignment for the benefit of creditors of ReleaseNow, Inc. and the sale of Protogene Laboratories, Inc., both private company investments, which together totaled ($15,153,351). The Company, in concluding its sale of shares of common stock of Cardiac Science, Inc., recorded a realized gain of $538,331, as well as a realized gain on the sale of Concur Technologies of $1,099,061, both of which partially offset the realized loss. The net change in unrealized appreciation on investments of $82,716 for the nine-month period ended July 31, 2004 is primarily the result of of an increase in the valuation of the Company’s private investment funds of $1,906,483, offset by a decline of $1,860,054 in the value of Curon Medical, Inc. (NASDAQ: CURN), a publicly-traded common stock held by the Company. The Company utilized a discount of 20% in the valuation of Curon Medical, Inc. as of July 31, 2004 and a discount of 40% as of October 31, 2003. The reduction in the discount utilized reflects the ability of the Company to sell its shares of Curon Medical, Inc. with less restriction than it had as of October 31, 2003. The net change in unrealized appreciation for the period ended July 31, 2003 was principally the result of a reclassification of ReleaseNow, Inc. and Protogene Laboratories, Inc. from unrealized depreciation to realized loss, offset in part by declines in the valuations of private investment funds held by the Company.

For the three-month periods ended July 31, 2004 and 2003, the Company had a net realized loss on security transactions of ($12,711) and ($6,229,306), respectively. For the three-month periods ended July 31, 2004 and 2003, the Company had a net change in unrealized appreciation/(depreciation) on investments of ($1,350,490) and $8,090,276, respectively. The net realized loss for the period ended July 31, 2004 was due to the sales of Ciena Corp. and Curon Medical common stock. The net realized loss for the period ended July 31, 2003 was driven by of the sale of Protogene Laboratories, Inc., partially offset by the disposition of the Company’s shares of Concur Technologies, a publicly-traded common stock. The net change in unrealized appreciation/(depreciation) on investments for the three-month period ended July 31, 2004 is primarily the result of a decline in the value of Curon Medical, Inc. The net change in unrealized appreciation/(depreciation) on investments for the three-month period ended July 31, 2003 was principally generated by the reclassification of Protogene Laboratories, Inc. from unrealized depreciation to realized loss.

Investment Income and Expenses

For the nine-month period ended July 31, 2004, the Company had investment income of $114,181 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser (as defined below), of $606,846, resulting in a net investment loss of ($492,665). In comparison, the Company had investment income of $176,138 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $647,010, resulting in net investment loss of ($470,872) for the nine-month period ended July 31, 2003. The primary reason for the decrease in investment income was a decrease in short-term securities held by the Company. The reduction in net expenses is principally attributable to lower management investment advisory and administrative fees due to a decrease in the value of assets under management, as well as a decline in professional fees and other expenses.

For the three-month period ended July 31, 2004, the Company had investment income of $44,482 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser (as defined below), of $190,450, resulting in a net investment loss of ($145,968). In comparison, the Company had investment income of $60,568 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $215,940, resulting in a net investment loss of ($155,372) for the similar period ended July 31, 2003. The primary reason for the decrease in investment income was a decrease in interest income due to a decline in short-term securities held. Total expenses declined due to lower managing investment advisory fees and administration fees which resulted from a lower level of assets under management.

United States Trust Company of New York, acting through its registered investment advisory division, U.S. Trust - New York Asset Management Division, and U.S. Trust Company, N.A., acting through its registered investment advisory division, U.S. Trust Company, N.A. Asset Management Division (together, the “Managing Investment Adviser”), provide investment management and administrative services required for the operation of the Company. The term Managing Investment Adviser includes, where applicable, U.S. Trust Company, the entity that merged into U.S. Trust Company, N.A. on June 1, 2003 as described in Note 2 to Item 1 above. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of cumulative realized capital gains of the Company. Such management fee is determined and payable quarterly.

For the nine-month periods ended July 31, 2004 and 2003, the Managing Investment Adviser earned $511,965 and $540,053 in management fees, respectively. In addition, for the nine-month periods ended July 31, 2004 and 2003, there was no incentive fee payable to the Managing Investment Adviser. The Managing Investment Adviser has voluntarily agreed to waive or reimburse operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25%, on an annual basis, of the Company’s average net assets. For the nine-month periods ended July 31, 2004 and 2003, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amounts of $171,748 and $236,884, respectively, as a result of expenses incurred in excess of these limits.

For the three-month periods ended July 31, 2004 and 2003, the Managing Investment Adviser earned $159,369 and $179,985 in management fees, respectively. In addition, for the three-month periods ended July 31, 2004 and 2003, there was no incentive fee payable to the Managing Investment Adviser. For the three-month periods ended July 31,2004 and 2003, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amounts of $53,627 and $62,505, respectively, as a result of expenses incurred in excess of the contractual limits discussed earlier.

Net Assets

At July 31, 2004, the Company’s net assets were $49,293,528 or a net asset value per common share of $251.84. This represents a decrease of $422,660 from net assets of $49,716,188, or a net asset value per common share of $254.00, at October 31, 2003. The decrease in net assets during this nine-month period is principally due to the decline in the value of Curon Medical, Inc. (NASDAQ: CURN), a publicly-traded common stock held by the Company, and the net investment loss, offset by an increase in unrealized appreciation of the Company’s private investment funds.

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

At July 31, 2004, the Company held $21 in cash and $9,328,781 in short-term investments as compared to $2,852,110 in cash and $1,887,983 in short-term investments at October 31, 2003. The increase in cash and short-term investments during the period is due to cash distributions received from private investment funds. In connection with the Company’s commitments to private investment funds, a total of $58,250,000 has been contributed by the Company through July 31, 2004. The Company has no additional capital commitment obligations to the private investment funds it has invested in. The Company made no follow-on investments during the nine-month period ended July 31, 2004.

The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs.

Application of Critical Accounting Policies

Under the supervision of the Company’s Valuation and Audit Committees, consisting of the independent directors of the Company, the Managing Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company’s financial condition and results of operations because in total, they currently represent 76.2% of the Company’s net assets at July 31, 2004. For the private investments held at July 31, 2004, changes to these estimates, i.e. changes in the valuations of the private investment funds, resulted in a $1.9 million increase in net asset value as compared to October 31, 2003.

The value for securities for which no public market exists is difficult to determine. Generally speaking, such investments will be valued on a “going concern” basis without giving effect to any disposition costs. There is a range of values that is reasonable for such investments at any particular time. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Initially, direct private company investments are valued based upon their original cost until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct private company investments will be valued by the “private market” or “appraisal” methods of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the company such as earnings, net worth, reliable private sale prices of the company’s securities, the market prices for similar securities of comparable companies, an assessment of the company’s future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Managing Investment Adviser or a committee of the Board, both under the supervision of the Board, and, in any event, not less frequently than quarterly. However, there can be no assurance that such value will represent the return that might ultimately be realized by the Company from the investments.

The valuation of the Company’s private investment funds is based upon its pro-rata share of the value of the assets of a private investment fund as determined by such private investment fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company’s investments in private investment funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Managing Investment Adviser, Managing Investment Adviser, under supervision of the Board, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any.

The Managing Investment Adviser also makes estimates regarding discounts on market prices of publicly traded securities where appropriate. For securities which have legal, contractual or practical restrictions on sale, a discount of 10% to 40% from the public market price will be applied.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

A majority of the Company’s investment portfolio consists of equity securities in private companies and private investment funds, representing 76.2% of the Company’s net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk normally associated with public equity markets. Nevertheless, the Company is exposed to equity price risk through its investment in the equity securities of one public company, Curon Medical, Inc. (NASDAQ: CURNE). At July 31, 2004, this publicly traded equity security was valued at $2,352,588, representing 4.8% of the net assets, and a 20% discount to the closing market price at that date. The Company has sold all of its shares of Curon Medical, Inc. for total proceeds of $1,847,012. Accordingly, the Company experienced a loss in value from the equity price risk related to this investment subsequent to July 31, 2004 of $505,576 compared with the July 31, 2004 value, and $2,396,087 compared with the October 31, 2003 value. At October 31, 2003, this publicly traded equity security was valued at $4,243,099, representing 8.5% of the net assets, and a 40% discount to the closing market price at that date.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of July 31, 2004 (the end of the period covered by this report), the Company’s principal executive officers and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

(b) Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EXCELSIOR PRIVATE EQUITY FUND II, INC.

Date: September 20, 2004	By:	/s/ Douglas A. Lindgren
Douglas A. Lindgren
Chief Executive Officer

Date: September 20, 2004	By:	/s/ Robert F. Aufenanger
Robert F. Aufenanger
Treasurer
(Principal Financial Officer)