Form 10-K
period 2004-10-31
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2005-01-28
CIK 1036052

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-22277

EXCELSIOR PRIVATE EQUITY FUND II, INC.

(Exact Name of Registrant as Specified in Its Charter)

MARYLAND	22-3510108
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

225 High Ridge Road

Stamford, CT 06905

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (203) 352-4400

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK $0.01 PAR VALUE PER SHARE

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant’s common stock is not listed on any exchange nor does it trade on any established securities market or other market.

As of December 31, 2004 there were 195,730 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 23, 2005 are incorporated by reference into Part III (Items 10, 11 and 12) to this Form 10-K.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company’s prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. The Company’s future results may differ materially from its historical results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers should also carefully review the risk factors described in the other documents the Company files, or has filed, from time to time with the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS.

Overview

Excelsior Private Equity Fund II, Inc. (the “Company” or the “Fund”) is a Maryland corporation organized on March 20, 1997. The Company is a non-diversified, closed-end management investment company operating as a business development company (“BDC”) under the Investment Company Act of 1940 (“Investment Company Act”), as amended, and, in connection with its initial offering of shares, registered said offering of shares under the Securities Act of 1933, as amended. BDCs are a special type of investment company, as defined and regulated by the Investment Company Act, which focus primarily on investing in the privately issued securities of eligible portfolio companies, as defined by the Investment Company Act. A BDC must also make available significant managerial assistance to such companies. The Company’s investment objective is to achieve long-term capital appreciation by investing in private later-stage venture capital and private middle-market companies and in certain venture capital, buyout and private equity funds that the Managing Investment Adviser (defined herein) believes offer significant long-term capital appreciation.

U.S. Trust Company, N.A., acting through its registered investment advisory division, U.S. Trust Company, N.A. Asset Management Division serves with United States Trust Company of New York, acting through its registered investment advisory division, U.S. Trust – New York Asset Management Division (each an “Investment Adviser” and together, the “Managing Investment Adviser” or “U.S. Trust”) provide investment management services to the Company pursuant to a management agreement dated July 18, 2000 (the “Management Agreement”). U.S. Trust Company, N.A. and United States Trust Company of New York are each a wholly-owned subsidiary of U.S. Trust Corporation, a registered bank holding company. U.S. Trust Corporation is an indirect wholly-owned subsidiary of The Charles Schwab Corporation. All officers of the Company are employees and/or officers of the Managing Investment Adviser. The Managing Investment Adviser is responsible for performing the management and administrative services necessary for the operation of the Company.

Pursuant to a Registration Statement on Form N-2 (File No. 333-23811) which was declared effective on June 2, 1997, the Company publicly offered up to 200,000 shares of common stock at $1,000 per share. The Company held its initial and final closings on October 8, 1997 and November 19, 1997, representing over $155.5 million and $40.2 million, respectively. The Company sold a total of 195,730 shares in the public offering for gross proceeds totaling $195,730,000 (including one share purchased for $1,000 on March 20, 1997, by Douglas A. Lindgren, the Company’s Co-Chief Executive Officer and Chief Investment Officer). Shares of the Company were made available through UST Financial Services Corp. (the “Selling Agent”) to clients of U.S. Trust and its affiliates who met the Company’s investor suitability standards.

In connection with the public offering of the Company’s shares, the Managing Investment Adviser paid to the Selling Agent a commission totaling $60,000. The Company incurred offering costs associated with the public offering totaling $367,154. Net proceeds to the Company from the public offering, after offering costs, totaled $195,362,846.

The Company’s Articles of Incorporation provide that the duration of the Company will be ten years from the final closing of the sale of the shares, subject to the rights of the Managing Investment Adviser and the investors to extend the term of the Company.

The following is a summary of the Company’s investment portfolio.

INVESTMENTS HELD—PRIVATE

•	ClearOrbit, Inc. (formerly known as BPA Systems, Inc.)

Description: Extends enterprise systems value with proven Supply Chain Execution (SCE) and Collaborative Supply Management (CSM) software solutions. Our unique approach allows customers to fully leverage their investment in enterprise applications. ClearOrbit customers enhance the functionality of their procurement, manufacturing and warehousing/distribution systems through the automation of internal business processes and by incorporating their trading partners into extended supply chain execution processes.

2004 Activity: 2004 was ClearOrbit’s tenth year in operation. License revenues, maintenance renewals, new customer acquisition and new product launches all increased for the year; in particular, software license revenues were up over seventy percent over the fiscal year ending June 30, 2003. In addition, the company standardized its technology on the J2EE platform, which is consistent with how enterprise customers are developing new software applications.

Investment: The Fund originally invested $5 million in ClearOrbit, and the investment is currently being held at a cost of $5.0 million.

•	Metrigen, Inc.

Description: A pioneer in the commercial oligo synthesis field and has purchased or licensed more than 45 patents in the field of pico-scale synthesis and related applications. Metrigen was founded by a group of professionals from Operon, Stanford, and Protogene.

2004 Activity: Metrigen launched a Web site with pricing in November 2004 and began receiving online orders. Metrigen believes that its early customers are at the “cusp” of the new “Synthetic Biology” industry. In addition, Metrigen received notice that its long DNA synthesis (Gene Synthesis) patent is pending issue. This patent covers gene synthesis with oligos that have been removed from a microarray, as well as microarrays that are used for gene synthesis.

Investment: In December 2002, Protogene Laboratories, Inc., a former Fund portfolio company investment, negotiated a transaction in which it sold substantially all of its assets. In exchange for its Protogene ownership, the Fund received $0.1 million in cash, a $0.5 million promissory note and warrants in Metrigen, Inc. The investment is currently valued at $.05 million.

•	Mosaica Education, Inc. (formerly known as Advantage Schools, Inc.)

Description: For-profit provider of public school education management services. The Company’s schools are publicly-funded, receiving per-student capitalization rates generally consistent with those received by other schools in the district.

2004 Activity: Mosaica is currently operating 27 charter schools in Michigan, Cloriado, Arizona and Washington, D.C. The academic performance of its students continues to be strong relative to comparable public school demographics (geography, socioeconomics, etc.)

Investment: The Fund invested in Advantage Schools, Inc., which manages charter schools in troubled urban school districts in cooperation with local partners. The Fund originally invested $7.1 million in Advantage Schools. In August 2001, Mosaica Education, Inc. a privately held operator of charter schools acquired Advantage, forming Mosaica Advantage. The Fund received 75,059 shares of preferred stock in Mosaica Education, Inc. and promissory notes in the principal amount of $2.0 million from the acquisition of Advantage. As of October 31, 2004, the investment was valued at $5.5 million.

INVESTMENTS HELD—THIRD-PARTY INVESTMENT FUNDS

Advanced Technology Ventures V, LP (“ATV”) is an early-stage focused fund targeting information technology and health care markets. ATV has drawn all of the Fund’s $3 million commitment. At October 31, 2004, the total value (fair market value plus distributions) of this investment was $1.0 million.

Brand Equity Ventures I, LP (“Brand Equity”) is focused on investing broadly across the consumer sector, particularly in branded opportunities within e-commerce, retailing, and direct response markets. Brand Equity has drawn all of the Fund’s $2.5 million commitment. At October 31, 2004, the total value (fair market value plus distributions) of this investment was $1.3 million.

Brentwood Associates III, LP (“Brentwood”) is focused on middle-market buyouts and consolidations. Brentwood’s strategy is to identify industries with consolidation characteristics, develop a strategy for implementation and recruit management to execute that strategy. Brentwood has drawn all of the Fund’s $5 million commitment. At October 31, 2004, the total value (fair market value plus distributions) of this investment was $5.7 million.

Broadview Capital Partners, LP (“Broadview”) is focused on buyouts, recapitalizations and growth financings within the technology sector. Broadview has drawn all of the Fund’s $5 million commitment. At October 31, 2004, the total value (fair market value plus distributions) of this investment was $3.1 million.

Commonwealth Capital Ventures II, LP (“Commonwealth”) invests in early to later-stage information technology companies in the New England region. Commonwealth maintains a particular focus on communications technology, Internet software and services, and e-commerce companies. Commonwealth has drawn all of the Fund’s $4 million commitment. At October 31, 2004, the total value (fair market value plus distributions) of this investment was $3.5 million.

Communications Ventures III, LP (“CommVentures”) targets early-stage companies exclusively in the communications sector. CommVentures has drawn all of the Fund’s $5 million commitment. At October 31, 2004 the total value (fair market value plus distributions) of this investment was $1.3 million.

Friedman, Fleischer & Lowe, LP (“Friedman”) is a fund focused exclusively on participation in middle-market buyouts. Friedman distributed a return of capital to the Fund in January 2001. Friedman has drawn all of the Fund’s $5 million commitment. At October 31, 2004, the total value (fair market value plus distributions) of this investment was $11.4 million.

Mayfield X, LP (“Mayfield”) invests in early-stage information technology and healthcare companies, primarily located in Silicon Valley. Mayfield has drawn all of the Fund’s $5 million commitment. At October 31, 2004, the total value (fair market value plus distributions) of this investment was $1.0 million.

Mayfield X Annex, LP (“Annex Fund”) invests follow-on capital in select Mayfield portfolio companies. The Annex Fund has drawn all of the Fund’s $250,000 commitment. As of October 31, 2004, the total value (fair market value plus distributions) of this investment was $0.2 million.

Mid-Atlantic Venture Fund III, LP (“MAVF”) invests in early and expansion-stage companies throughout the Mid- Atlantic region of the United States. MAVF has drawn all of the Fund’s $5 million commitment. As of October 31, 2004, the total value (fair market value plus distributions) of this investment was $2.0 million.

Morgenthaler Venture Partners V, LP (“Morgenthaler”) is primarily an early-stage venture fund, investing largely in information technology and healthcare companies but also invests in buyouts of basic businesses. Morgenthaler has drawn all of the Fund’s $8 million commitment. As of October 31, 2004, the total value (fair market value plus distributions) of this investment was $5.5 million.

Quad-C Partners V, LP (“Quad C”) is focused on taking controlling positions in leveraged acquisitions and recapitalizations of middle-market companies. Quad C has drawn all of the Fund’s $5 million commitment. As of October 31, 2004, the total value (fair market value plus distributions) of this investment was $7.3 million.

Sevin Rosen Fund VI, LP (“Sevin Rosen”) invests in early-stage technology companies, focusing specifically on companies in communications and eBusiness infrastructure and solutions, as well as those companies with Internet-enabled business models. Sevin Rosen has drawn all of the Fund’s $2.5 million commitment. As of October 31, 2004, the total value (fair market value plus distributions) of this investment was $4.7 million.

Trinity Ventures VI, LP (“Trinity”) is an early to later-stage fund, which invests in the software, communications and electronic commerce sectors. Trinity has drawn all of the Fund’s $3 million commitment. As of October 31, 2004, the total value (fair market value plus distributions) of this investment was $2.4 million.

For additional information concerning the Company’s investments see the financial statements beginning on page 11 of this report.

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

Employees

At October 31, 2004, the Company had no full-time employees. All personnel of the Company are employed by and compensated by the Managing Investment Adviser pursuant to the Management Agreement.

ITEM 2. PROPERTIES.

The Company does not own or lease any physical properties.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Shareholders of the Company was held at the offices of United States Trust Company 114 West 47th Street, New York, New York 10036 at 10:00 a.m. (New York time) on March 26, 2004 (the “Meeting”). Of the 195,730 shares outstanding as of January 30, 2004, the record date for the Meeting, 113,847 were present or represented by proxy at the Meeting. The shareholders of the Company approved the following matter: to elect each of Mr. Hover, Mr. Bernstein, Mr. Murphy and Mr. Imbimbo as Directors of the Company. The results of the voting for this proposal were as follows:

1. Election of Directors:

	For	Withheld
John C. Hover II	112,208	1,639
Gene M. Bernstein	112,570	1,277
Stephen V. Murphy	112,570	1,277
Victor F. Imbimbo, Jr.	112,570	1,277

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The Company has 200,000 authorized shares. As of December 31, 2004, 195,730 shares were issued and outstanding. There is no established public trading market for the Company’s shares.

Holders

There were 2,167 holders of the Company’s shares as of December 31, 2004.

Dividends and Distributions

Fiscal Year Ended October 31, 2004. There were no dividends or distributions paid during fiscal year 2004.

Fiscal Year Ended October 31, 2003. On October 30, 2003, the Company paid a distribution of $65.00 per share of return of capital.

For additional information concerning the payment of dividends, see “Significant Accounting Policies” in the notes to the financial statements of the Company included in Item 8 hereof.

ITEM 6. SELECTED FINANCIAL DATA.

($ in 000’s except for per share data)

Fiscal Year Ended	10/31/04	10/31/03	10/31/02	10/31/01	10/31/00
Financial Position
Investments in securities	$51,379	$46,917	$54,747	$129,498	$271,884
Other Assets	758	3,136	3,422	12,191	2,286
Total Assets	52,137	50,053	58,169	141,689	274,170
Liabilities	419	337	485	265	16,465
Net Assets	51,718	49,716	57,684	141,423	257,705
Changes in Net Assets
Net investment income (loss)	(619)	(621)	(28)	(1,820)	(462)
Net gain (loss) on investments	2,620	5,376	(31,469)	(132,793)	85,408
Net change in incentive fees	—	—	1,356	18,332	(8,937)
Dividends	—	12,722	53,599	—	63,411
Per Share Data
Net Assets	264.23	254.00	294.71	722.54	1,316.64
Dividends Paid	—	65.00	273.84	—	323.97

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

At October 31, 2004, the Company held $328,296 in cash and $13,051,488 in short-term investments as compared to $2,852,110 in cash and $1,887,983 in short-term investments at October 31, 2003. The change in cash and short-term investments from October 31, 2003 was primarily the result of proceeds received from (i) sales of Curon Medical, Inc. common shares, and (ii) cash distributions received from the Company’s private investment funds. Subsequent to the fiscal year ended October 31, 2004, on December, 9, 2004, the Company paid a dividend of $11,761,416, or $60.09 per share, to shareholders of record as of December 6, 2004. In connection with the Company’s commitments to private investment funds, a total of $58,250,000 has been contributed by the Company through October 31, 2004. The Company has no additional capital commitment obligations to the private investment funds. The Company made no follow-on investments in its private company investments during the fiscal year ended October 31, 2004.

The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs.

Results of Operations

Investment Income and Expenses

For the fiscal year ended October 31, 2004, the Company had investment income of $182,061 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $800,665, resulting in a net investment loss of ($618,604). For the fiscal year ended October 31, 2003, the Company had investment income of $239,388 and operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $860,783, resulting in a net investment loss of ($621,395). For the fiscal year ended October 31, 2002, the Company had investment income of $1,477,513 and operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $1,505,909, resulting in a net investment loss of ($28,396). The Company’s investment income was down from the fiscal year ended October 31, 2003 to the fiscal year ended October 31, 2004 due to lower balances of interest-bearing short-term securities. The reduced level of the Company’s investment income from the fiscal year ended October 31, 2002 to the fiscal year ended October 31, 2003 is due primarily to declining balances of interest-bearing short-term securities resulting from the investments in the private investment funds, as well as distributions to shareholders. During the fiscal year ended October 31, 2002, the Company maintained larger balances in short-term securities due to the sale of several of its public positions and merger proceeds received from one private company investment. Proceeds from the sale of these securities and distributions received from private investment funds were part of a distribution paid to shareholders on October 31, 2002.

Because the Company is in the process of harvesting its portfolio investments and distributing proceeds, there is a trend toward a reduced level of net assets that would result in reinvestment in interest-bearing investments and therefore, a decrease in interest income. During the fiscal year ended October 31, 2002, however, there was an increase in investment income over fiscal 2001 because the Company received redemption proceeds on its Cardiac Science, Inc. senior secured notes. The reinvestment of sales proceeds in interest-bearing securities, as well as interest earned on the senior secured notes, contributed to an increase in interest income over the previous year. The decrease in net operating expenses from fiscal year 2002 through fiscal year 2004 is primarily attributable to the decrease in managing investment adviser fees as a result of the decline in the net assets upon which fees are charged.

The Managing Investment Adviser provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. The management fee is determined and payable quarterly. For the fiscal years ended October 31, 2004, 2003 and 2002, the Managing Investment Adviser earned $673,403, $721,837, and $1,214,443 in management fees, respectively. The decrease in the fees earned by the Managing Investment Adviser over time can be attributed to the decrease in the Company’s net assets. The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25% of the Company’s average net assets. During fiscal years ended October 31, 2004, 2003 and 2002, respectively, the Managing Investment Adviser reimbursed other operating expenses of the Company, in the amount of $223,870, $322,717, and $243,246 as a result of expenses incurred in excess of those permitted pursuant to the Company’s prospectus. This reimbursement has increased from fiscal 2002 to fiscal 2003 as a result of the decrease in net assets, and therefore, a reduced threshold upon which to calculate the maximum allowable expenses. In fiscal 2004, the reimbursement decreased as a result of an increase in the maximum allowable expenses as well as a reduction in other operating expenses. With the exception of legal fees, the Company’s other operating expenses tend to be more fixed in nature. In addition, for the fiscal year ended October 31, 2002, the change in allowance for the management incentive fee was $1,356,372, resulting in receivable to the Company. The Company received payment of the management fee receivables of $1,356,372 during the fiscal year ended October 31, 2003. As of October 31, 2004 and October 31, 2003, there was no incentive fee receivable from the Managing Investment Adviser or payable by the Company.

Net Assets

For the fiscal year ended October 31, 2004, the Company’s net assets were $51,717,554, or a net asset value per common share of $264.23. This represents an increase of $2,001,366, or $10.23 per share, from net assets of $49,716,188, or a net asset value per common share of $254.00, at October 31, 2003. The increase was driven by an increase in unrealized appreciation of $6,889,598, or $35.20 per share, principally from the Company’s private investment funds. This was offset by a decresase in net assets resulting from a realized loss on investments in the amount of ($4,269,628), or ($21.81) per share, primarily from the Company’s sale of Curon Medical, Inc. and operating expenses exceeding investment income by ($618,604), or ($3.16) per share.

For the fiscal year ended October 31, 2003, the Company’s net assets were $49,716,188, or a net asset value per common share of $254.00. This represents a decrease of ($7,967,654), or ($40.71) per share, from net assets of $57,683,842, or a net asset value per common share of $294.71, at October 31, 2002. The decline is a combination of a return of capital distribution of ($12,722,250) or ($65.00) per share paid to shareholders on October 30, 2003, partially offset by an increase resulting from investment income and net gain on investments exceeding operating expenses by $4,754,796 or $24.29 per share. This net operating increase is comprised primarily of: 1) net realized loss on portfolio transactions totaling ($13,516,857) and 2) total net unrealized gain on portfolio investments in the amount of $18,893,048, totaling $5,376,191 or $27.46 per share.

Realized and Unrealized Gains and Losses from Portfolio Investments

For the fiscal year ended October 31, 2004, the Company had a net realized loss on security transactions of ($4,269,628) and a net change in unrealized appreciation on investments of $6,889,598. The net realized loss for the fiscal year was primarily the result of the sale of the Company’s shares of Curon Medical, Inc. common stock. The net change in unrealized appreciation for the fiscal year ended October 31, 2004 was principally the result of increases in the valuations of the Company’s private invetment funds.

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

The net change in unrealized appreciation for the fiscal year ended October 31, 2003 was principally the result of a reclassification of ReleaseNow, Inc. and Protogene Laboratories, Inc. from unrealized depreciation to realized loss, thereby increasing unrealized appreciation/(depreciation). In addition to these increases, the Company’s position in Curon Medical, Inc. increased in value by $3,314,474.

For the fiscal year ended October 31, 2002, the Company had a ($31,468,519) net realized and unrealized loss from investments, comprised of a ($9,382,815) net realized loss on investments and a ($22,085,704) net change in unrealized depreciation of investments as compared to a ($132,793,435) net realized and unrealized loss from investments, comprised of a ($9,042,377) net realized loss on investments and a ($123,751,058) net change in unrealized depreciation on investments for the fiscal year ended October 31, 2001. The net unrealized depreciation on investments for the fiscal year ended October 31, 2002 is primarily the result of depreciation on a number of the Company’s private investment funds as well as write-downs taken during the year on MarketFirst Software, Inc. (aka Pivotal Corporation) and Captura Software, Inc. (aka Concur Technologies, Inc.). The net realized loss on investments for the fiscal year ended October 31, 2002 is the result of the sales/mergers of several companies collectively. The Company shares in PowerSmart, Inc., a private company, were sold as part of a merger agreement between PowerSmart, Inc. and Microchip Technology, Inc. The Company also sold the majority of its holding of Cardiac Science, Inc., a public company, at a gain. On the other hand, the Company sold its shares in Cross Media Marketing Corp., a public company, at a loss and recorded realized losses on Concur Technologies, Inc. and Pivotal Corporation due to merger transactions.

Application of Critical Accounting Policies

Under the supervision of the Company’s Valuation and Audit Committees, consisting of the independent directors of the Company, the Managing Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company’s financial condition because in total, they currently represent 74.1% of the Company’s net assets at October 31, 2004. For the private investments held at October 31, 2004 changes to these estimates, i.e. changes in the valuations of these private investments, resulted in a $5.0 million increase in net asset value.

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

The valuation of the Company’s private funds is based upon its pro-rata share of the value of the assets of a private fund as determined by such private fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company’s investments in private funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Managing Investment Adviser, the Managing Investment Adviser, under supervision of the Board, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any.

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

Equity Price Risk

A majority of the Company’s investment portfolio consists of equity securities in private companies and private investment funds, representing 74.1% of the Company’s net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk normally associated with public equity markets. Nevertheless, the Company was exposed to equity price risk through its investment in the equity securities of one public company, Curon Medical, Inc. (NASDAQ: CURN) at October 31, 2003. At October 31, 2003, this publicly traded equity security was valued at $4,243,099, representing 8.5% of the net assets. Thus, there is exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, representing a decrease in the value of these securities of $424,309. In July and August, 2004, the Company liquidated all of its shares of Curon Medical Inc. common stock and therefore, at October 31, 2004, the Company was not subject to equity price risk normally associated with public equity markets, except to the extent that the private investment funds that the Company has invested in has, from time to time, interests in securities which may be publicly traded.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Portfolios of Investments at October 31, 2004 and October 31, 2003

Statements of Assets and Liabilities at October 31, 2004 and October 31, 2003

Statements of Operations for the years ended October 31, 2004, October 31, 2003 and October 31, 2002

Statements of Changes in Net Assets for the years ended October 31, 2004, October 31, 2003 and October 31, 2002

Statements of Cash Flows for the years ended October 31, 2004, October 31, 2003 and October 31, 2002

Financial Highlights — Selected Per Share Data and Ratios for the years ended October 31, 2004, October 31, 2003, October 31, 2002, October 31, 2001 and October 31, 2000

Notes to Financial Statements

Note - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Excelsior Private Equity Fund II, Inc.

We have audited the accompanying statement of assets and liabilities of Excelsior Private Equity Fund II, Inc. (the “Fund”), including the portfolio of investments, as of October 31, 2004 and 2003, and the related statements of operations, cash flows, changes in net assets and financial highlights for each of the years then ended. These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. The statements of operations, changes in net assets and cash flows for the year ended October 31, 2002 and the financial highlights for each of the years in the three year period ended October 31, 2002 were audited by other auditors whose report, dated December 17, 2002, expressed an unqualified opinion on such statements and financial highlights.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of October 31, 2004 and 2003, by correspondence with the custodian and the management of the private investment funds; where replies were not received for the private investment funds, we performed other auditing procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1(a), the financial statements include investment securities valued at $38,327,198 and $40,786,051 as of October 31, 2004 and 2003, respectively, representing 74.11% and 82.04%, respectively, of net assets, whose values have been estimated by the Managing Investment Advisor, under the supervision of the Board of Directors, in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing Investment Advisor in preparing the valuations of investment securities and have inspected the underlying documentation, and in the circumstances we believe the procedures are reasonable and the documentation appropriate. However, in the case of those securities with no readily ascertainable market value, because of the inherent uncertainty of valuation, the Managing Investment Advisor’s estimate of values may differ significantly from the values that would have been used had a ready market existed for the securities and the differences could be material.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Excelsior Private Equity Fund II, Inc. as of October 31, 2004 and 2003, the results of its operations, its cash flows, changes in its net assets and the financial highlights for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York

December 28, 2004

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments October 31, 2004

Principal Amount/Shares		Acquisition Date	Value (Note 1)
	MONEY MARKET INSTRUMENTS — 21.55%
$1,000,000	UBS Financial Commercial Paper 1.75%, 11/01/04		$999,951
1,000,000	Morgan Stanley Commercial Paper 1.79%, 11/02/04		999,901
1,000,000	Federal Home Loan Mortgage Corp. Discount Note 1.75%, 11/02/04		999,903
1,000,000	Danske Bank Commercial Paper 1.76%, 11/03/04		999,853
3,150,000	Federal Home Loan Bank Discount Note 1.70%, 11/04/04		3,149,405
1,000,000	Caterpillar Finance Commercial Paper 1.73%, 11/10/04		999,519
3,000,000	Federal National Mortgage Association Discount Note 1.72%, 11/10/04		2,998,567

	TOTAL MONEY MARKET INSTRUMENTS (Cost $11,147,099)		11,147,099

PRIVATE INVESTMENT FUNDS #, @ — 52.92%
Ownership Percentage
	Buyout Funds – 32.32%

0.97%	Brentwood Associates III, LP	06/99-10/02	3,792,759
1.88%	Broadview Capital Partners, LP	04/99-10/02	2,235,400
1.32%	Friedman, Fleischer & Lowe Capital Partners, LP	01/99-10/02	7,277,896
1.66%	Quad-C Partners V, LP	04/98-10/02	3,407,375

			16,713,430
	Early Stage Venture Funds – 16.68%

1.71%	Advanced Technology Ventures V, LP	09/98-10/02	655,265
4.90%	Commonwealth Capital Ventures II, LP	01/99-10/02	1,870,855
3.96%	Communications Ventures III, LP	11/98-05/00	700,754
1.30%	Mayfield X, LP	06/99-05/02	886,719
0.62%	Mayfield X, Annex	07/02-10/02	204,067
8.70%	Mid-Atlantic Venture Fund III, LP †	04/98-02/01	1,679,609
1.32%	Sevin Rosen Fund VI, LP	03/98-10/02	1,148,139
2.12%	Trinity Ventures VI, LP	09/98-10/02	1,483,588

			8,628,996
	Varied Stage Venture Funds – 3.92%
2.63%	Brand Equity Ventures, LP	03/98-10/01	506,775
2.64%	Morgenthaler Venture Partners V, LP	10/98-08/01	1,520,250

			2,027,025

	TOTAL PRIVATE INVESTMENT FUNDS (Cost $45,642,855)		27,369,451

Shares/Par Value
	PRIVATE COMPANIES # — 21.19%
Preferred Stocks @ — 16.51%
Educational Services — 6.84%
75,059	Mosaica Education, Inc., Series C †	08/01	3,537,722

Internet Services — Business — 9.67%
1,428,572	Clear Orbit, Inc., Series A †	06/00	5,000,013
2,388,345	Firstsource Corp., Series A †	02/00	—

			5,000,013

	Total Preferred Stock (Cost $20,119,425)		8,537,735

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments October 31, 2004 — (continued)

Shares/Par Value		Acquisition Date	Value (Note 1)
Promissory Notes — 4.68%
Biotechnology — 0.87%
$451,412	Metrigen, Inc., 6.00%, 9/01/2009 @	07/03	$451,412

Educational Services — 3.81%
$686,415	Mosaica Education, Inc. Bridge Notes, 13.00%, 8/24/2006†	02/01-08/01	686,415
$1,025,748	Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006 †@	02/01-08/01	1,025,748
$256,437	Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 8/24/2006†@	02/01-08/01	256,437

			1,968,600
Internet Services — Business — 0.00%
$2,666,667	Firstsource Corp., Promissory Note, 8.00%, 6/30/2001 †@	12/00	—
$750,000	Killerbiz, Inc., Promissory Note 8.00%, 6/10/2000 and 1/17/2001 †@	12/99-08/00	—

			—

	Total Promissory Notes (Cost $5,836,679)		2,420,012

Warrants — 0.00%
Biotechnology — 0.00%
62,326	Metrigen, Inc.@	07/03	—

	Total Warrants (Cost $0)		—

	TOTAL PRIVATE COMPANIES (Cost $25,956,104)		10,957,747

	INVESTMENT COMPANIES — 3.68%
1,904,389	Dreyfus Government Cash Management Fund (Cost $1,904,389)		1,904,389

TOTAL INVESTMENTS (Cost $84,650,447) — 99.34%			51,378,686
OTHER ASSETS & LIABILITIES (NET) — 0.66%			338,868

NET ASSETS — 100.00%			$51,717,554

†	At October 31, 2004, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at October 31, 2004 was $12,185,944.
#	Restricted as to public resale. Acquired between March 1, 1998 and October 31, 2003. Total cost of restricted securities at October 31, 2004 aggregated $71,598,959. Total value of restricted securities owned at October 31, 2004 was $38,327,198 or 74.11% of net assets.
@	Non-income producing security.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments October 31, 2003

Ownership Percentage		Acquisition Date##	Value (Note 1)
PRIVATE INVESTMENT FUNDS #, @ — 60.00%
1.83%	Advanced Technology Ventures V, LP	09/98-10/02	$1,170,894
2.63%	Brand Equity Ventures I, LP	03/98-10/01	554,765
1.37%	Brentwood Associates III, LP	06/99-10/02	4,725,483
2.51%	Broadview Capital Partners, LP	04/99-10/02	2,253,166
5.73%	Commonwealth Capital Ventures II, LP †	01/99-10/02	1,925,198
3.96%	Communications Ventures III, LP	11/98-05/00	801,800
1.53%	Friedman, Fleischer & Lowe Capital Partners, LP	01/99-10/02	5,664,450
1.30%	Mayfield X, LP	06/99-05/02	882,768
1.42%	Mayfield X, Annex	07/02-10/02	223,002
8.71%	Mid-Atlantic Venture Fund III, LP †	04/98-02/01	1,774,031
2.64%	Morgenthaler Venture Partners V, LP	10/98-08/01	2,614,572
1.67%	Quad-C Partners V, LP	04/98-10/02	5,177,939
1.34%	Sevin Rosen Fund VI, LP	03/98-10/02	1,161,370
3.01%	Trinity Ventures VI, LP	09/98-10/02	898,866

	TOTAL PRIVATE INVESTMENT FUNDS (Cost $53,110,261)		29,828,304

Shares/Par Value
PRIVATE COMPANIES #, — 22.04%
Preferred Stocks @ — 17.17%
Educational Services — 7.11%
75,059	Mosaica Education, Inc., Series C †	08/01	3,537,722

Internet Services — Business — 10.06%
1,428,572	Clear Orbit, Inc., Series A †	06/00	5,000,013
2,388,345	Firstsource Corp., Series A †	02/00	—

			5,000,013

	Total Preferred Stock (Cost $20,119,425)		8,537,735

Promissory Notes — 4.87%
Biotechnology — 0.91%
$451,412	Metrigen, Inc., 6.00%, 9/01/2009 @	07/03	451,412

Educational Services — 3.96%
$686,415	Mosaica Education, Inc. Bridge Notes, 13.00%, 8/24/2006†	02/01-08/01	686,415
$1,025,748	Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006 †@	02/01-08/01	1,025,748
$256,437	Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 8/24/2006†@	02/01-08/01	256,437

			1,968,600
Internet Services — Business — 0.00%
$2,666,667	Firstsource Corp., Promissory Note, 8.00%, 6/30/2001 †@	12/00	—
$750,000	Killerbiz, Inc., Promissory Note 8.00%, 6/10/2000 and 1/17/2001 †@	12/99-08/00	—

			—

	Total Promissory Notes (Cost $5,836,679)		2,420,012

Warrants — 0.00%
Biotechnology — 0.00%
62,326	Metrigen, Inc.@	07/03	—

	Total Warrants (Cost $0)		—

	TOTAL PRIVATE COMPANIES (Cost $25,956,104)		10,957,747

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments October 31, 2003 — (continued)

Shares		Acquisition Date##	Value (Note 1)
PUBLIC COMPANIES @†# — 8.53%
Common Stock — 8.53%
Medical Devices — 8.53%
2,381,088	Curon Medical, Inc.	08/99	$4,243,099

	Total Common Stock (Cost $6,124,144)		4,243,099

Warrants — 0.00%
Medical Devices — 0.00%
76,950	Curon Medical, Inc.	08/00	—

	Total Warrants (Cost $0)		—

	TOTAL PUBLIC COMPANIES (Cost $6,124,144)		4,243,099

INVESTMENT COMPANIES — 3.80%
1,887,983	Dreyfus Government Cash Management Fund (Cost $1,887,983)		1,887,983

TOTAL INVESTMENTS (Cost $87,078,492) — 94.37%			46,917,133
OTHER ASSETS & LIABILITIES (NET) — 5.63%			2,799,055

NET ASSETS — 100.00%			$49,716,188

†	At October 31, 2003, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at October 31, 2003 was $18,448,663.
#	Restricted as to public resale. Acquired between March 1, 1998 and October 31, 2002. Total cost of restricted securities at October 31, 2003 aggregated $85,190,509. Total value of restricted securities owned at October 31, 2003 was $45,029,150 or 90.57% of net assets.
##	Required disclosure for restricted securities only.
@	Non-income producing security.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Assets and Liabilities

	October 31,
	2004	2003
ASSETS:
Unaffiliated Issuers, at value (Cost $54,436,176 and $46,764,966 respectively)	$39,192,742	$28,468,470
Affiliated Issuers, at value (Cost $ 30,214,271 and $40,313,526 respectively)	12,185,944	18,448,663

Investments, at value (Cost $ 84,650,447 and $87,078,492 respectively) (Note 1)	$51,378,686	$46,917,133
Cash	328,296	2,852,110
Receivable from affiliate ( Note 7)	89,275	—
Receivable from investment advisor ( Note 2)	52,122	85,833
Interest receivable	286,687	196,706
Other assets	1,640	1,292

Total Assets	52,136,706	50,053,074

LIABILITIES:
Management fees payable (Note 2)	161,438	181,784
Professional fees payable	152,969	60,000
Directors’ fees payable (Note 2)	66,000	66,000
Administration fees payable (Note 2)	25,236	14,318
Accrued expenses and other payables	13,509	14,784

Total Liabilities	419,152	336,886

NET ASSETS	$51,717,554	$49,716,188

NET ASSETS consist of:
Accumulated net realized (loss) on investments	$(31,623,864)	$(27,414,222)
Net unrealized (depreciation) on investments	(33,271,761)	(40,161,359)
Par value	1,957	1,957
Paid-in capital in excess of par value	116,611,222	117,289,812

Total Net Assets	$51,717,554	$49,716,188

Shares of Common Stock Outstanding ($0.01 par value, 200,000 authorized)	195,730	195,730

NET ASSET VALUE PER SHARE	$264.23	$254.00

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Operations

	Year Ended October 31,
	2004	2003	2002
INVESTMENT INCOME:
Interest income from unaffiliated investments	$72,640	$128,156	$728,268
Interest income from affiliated investments	89,087	89,186	675,180
Dividend income	20,334	22,046	74,065

Total Income	182,061	239,388	1,477,513

EXPENSES:
Managing investment adviser fees (Note 2)	673,403	721,837	1,214,443
Administration fees (Note 2)	121,304	169,766	163,130
Legal fees	94,327	92,310	142,176
Audit fees	113,999	43,150	72,106
Directors’ fees and expenses (Note 2)	66,000	66,000	66,011
Printing fees	15,980	26,680	26,680
Interest expense	—	—	4,675
Miscellaneous expenses	28,797	63,757	59,934

Total Expenses	1,113,810	1,183,500	1,749,155

Expense reimbursed by Affiliate (Note 7)	(89,275)	—	—
Expenses reimbursed by Managing Investment Adviser (Note 2)	(223,870)	(322,717)	(243,246)

Net Expenses	800,665	860,783	1,505,909

NET INVESTMENT (LOSS)	(618,604)	(621,395)	(28,396)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS: (Note 1)
Net realized gain (loss) on unaffiliated investments	(22,956)	1,098,164	(8,199,176)
Net realized (loss) on affiliated investments	(4,246,672)	(14,615,021)	(1,183,639)
Net change in unrealized appreciation (depreciation) on investments	6,889,598	18,893,048	(22,085,704)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS	2,619,970	5,376,191	(31,468,519)

Net change in allowance for management incentive fee	—	—	1,356,372

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$2,001,366	$4,754,796	$(30,140,543)

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Changes in Net Assets

	Year Ended October 31,
	2004	2003	2002
OPERATIONS:
Net investment loss	$(618,604)	$(621,395)	$(28,396)
Net realized loss on investments	(4,269,628)	(13,516,857)	(9,382,815)
Net change in unrealized appreciation (depreciation) on investments	6,889,598	18,893,048	(22,085,704)
Net change in allowance for management incentive fee	—	—	1,356,372

Net increase (decrease) in net assets resulting from operations	2,001,366	4,754,796	(30,140,543)

DISTRIBUTIONS TO SHAREHOLDERS FROM:
Net investment income	—	—	(1,596,637)
In excess of net investment income	—	—	(4,385,185)
Return of capital	—	(12,722,450)	(47,617,118)

Total distributions	—	(12,722,450)	(53,598,940)

Net increase (decrease) in net assets	2,001,366	(7,967,654)	(83,739,483)

NET ASSETS:
Beginning of year	49,716,188	57,683,842	141,423,325

End of year (including undistributed net investment income of $0, $0, and $0 respectively)	$51,717,554	$49,716,188	$57,683,842

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Cash Flows

	Year Ended October 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$2,001,366	$4,754,796	$(30,140,543)
Adjustments to reconcile net increase (decrease) in net a assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized depreciation (appreciation) on investments	(6,889,598)	(18,893,048)	22,085,704
Proceeds received from the sale of investments and distributions received from private investment funds.	9,322,012	7,273,935	45,809,502
Net realized loss on investments	4,269,628	13,516,857	9,382,815
Purchases of investments	—	—	(16,933,708)
Net change in short-term investments	(11,163,505)	7,749,365	16,509,760

Decrease (increase) in receivable from investment adviser	33,711	1,356,119	6,281,160
Decrease (increase) in interest receivable	(89,981)	(87,004)	(89,971)
Decrease (increase) in other assets	(348)	51,324	123,070
Decrease (increase) in receivable from affiliate	(89,275)	—	—
Increase (decrease) in management fee payable	(20,346)	(9,844)	191,628
Increase (decrease) in directors’ fees payable	—	6,000	11
Increase (decrease) in other expenses payable	102,522	(143,940)	27,730

Net cash provided by (used for) operating activities	(2,523,814)	15,574,560	53,247,158

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to shareholders	—	(12,722,450)	(53,598,940)

Net cash used by financing activities	—	(12,722,450)	(53,598,940)

Net increase (decrease) in cash	(2,523,814)	2,852,110	(351,782)

Cash at beginning of year	2,852,110	—	351,782

Cash at end of year	$328,296	$2,852,110	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$—	$—	$4,675

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Financial Highlights — Selected Per Share Data and Ratios

Per Share Operating Performance (1)

	Year Ended October 31,
	2004	2003	2002	2001	2000
NET ASSET VALUE, BEGINNING OF PERIOD	$254.00	$294.71	$722.54	$1,316.64	$1,252.27

INCOME FROM INVESTMENT OPERATIONS
Net Investment Income (Loss)	(3.16)	(3.17)	(0.15)	(9.30)	(2.36)
Net Realized and Unrealized Gain (Loss) on Investments	13.39	27.46	(160.77)	(678.46)	436.36
Net Change in Allowance for Management Incentive Fee	—	—	6.93	93.66	(45.66)

Total From Investment Operations	10.23	24.29	(153.99)	(594.10)	388.34

DISTRIBUTIONS
Net Investment Income	—	—	(8.16)	—	—
In Excess of Net Investment Income	—	—	(22.40)	—	—
Net Realized Gains	—	—	—	—	(270.37)
Return of Capital	—	(65.00)	(243.28)	—	(53.60)

Total Distributions	—	(65.00)	(273.84)	—	(323.97)

NET ASSET VALUE, END OF PERIOD	$264.23	$254.00	$294.71	$722.54	$1,316.64

TOTAL NET ASSET VALUE RETURN (2)	4.03%	8.24%	(21.31)%	(44.58)%	35.89%

RATIOS AND SUPPLEMENTAL DATA
Net Assets, End of Period (Thousands)	$51,718	$49,716	$57,684	$141,423	$257,705
Ratio of Net Operating Expenses to Average Net Assets	1.58%	1.55%	1.29%	1.48%	1.55%
Ratio of Gross Operating Expenses to Average Net Assets (3)	2.19%	2.13%	1.50%	1.59%	1.55%
Ratio of Net Investment Income (Loss) to Average Net Assets	(1.22)%	(1.12)%	(0.02)%	(0.91)%	(0.15)%
Portfolio Turnover Rate	0%	0%	21%	11%	14%

(1)	For a share outstanding throughout each year.
(2)	Total investment return based on per share net asset value reflects the effects of changes in net asset value based on the performance of the Company during the year, and assumes dividends and distributions, if any, were reinvested. The Company’s shares were issued in a private placement and are not traded. Therefore, market value total investment return is not calculated.
(3)	Expense ratio before waiver of fees and reimbursement of expenses by the Managing Investment Adviser (see Note 2). See Note 7 regarding additional reimbursements during the year ended October 31, 2004.

Notes to Financial Statements are an integral part of these Financial Statements.

EXCELSIOR PRIVATE EQUITY FUND II, INC.

NOTES TO FINANCIAL STATEMENTS

October 31, 2004

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

The valuation of the Company’s Private Investment Funds is based upon its pro-rata share of the value of the net assets of a Private Investment Fund as determined by such Private Investment Fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the

Company’s investments in Private Investment Funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Managing Investment Adviser, the Managing Investment Adviser, under the supervision of the Board of Directors, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any. The valuation of the Company’s Private Investment Funds also includes contributions to such Private Investment Funds made in advance of remaining capital commitments being called by the Private Investment Funds’ respective general partners. At October 31, 2004, and October 31, 2003 these contributions paid in advanced totaled $2,134,459 and $4,679,968.

At October 31, 2004 and October 31, 2003 market quotations were not readily available for the Company’s securities valued at $38,327,198 or 74.11% and 40,786,051or 82.04% of the Company’s net assets. Such securities were valued by the Managing Investment Adviser under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

The Company has unused capital loss carryforwards of approximately $46,650,580 available for income tax purposes, to be applied against future net realized gains, if any, after October 31, 2004. If not applied, $8,602,181 of the carryover will expire in 2009, $13,721,421 will expire in 2010, $18,471,137 will expire in 2011, and $5,855,841will expire in 2012.

The tax character of distributions paid may differ from the character of distributions shown on the statement of changes in net assets due to tax treatment of certain distributions. The tax character of distributions paid during the fiscal years ended October 31, 2004 and 2003 were as follows:

	Year Ended October 31,
	2004	2003
Return of Capital	$—	$12,722,450

Total	$—	$12,722,450

The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of October 31, 2004 the Company has not received information to determine the tax cost of the Private Investment Funds as of October 31, 2004. At December 31, 2003, the Private Investment Funds had a cost basis for tax purposes of $33,780,628. Based on the values of the Private Investment Funds at October 31, 2004, and after adjustment for purchases and sales between December 31, 2003 and October 31, 2004, this results in net depreciation at October 31, 2004 of $584,209, consisting of gross appreciation of $9,216,978 and gross depreciation of $9,801,187. The cost of all other investments for federal tax purposes is $39,007,592 and those investments had a tax basis net unrealized depreciation of $14,998,357, consisting of gross appreciation of $13 and gross depreciation of $14,998,370. There is no appreciation or depreciation for tax purposes on the Money Market Instruments or Investment Companies. The cost of investments other than Private Investment Funds for federal tax purposes at October 31, 2003, was $33,968,231 and those investments had a tax basis net of unrealized depreciation of $16,879,402, consisting of gross appreciation of $13 and gross depreciation of $16,879,415.

Note 2 — Investment Advisory Fee, Administration Fee and Related Party Transactions

Prior to June 1, 2003, and pursuant to an Investment Management Agreement (“Agreement”), United States Trust Company of New York (“U.S. Trust NY”) and U.S. Trust Company (“U.S. Trust”) served as the Managing Investment Adviser to the Company. Under the Agreement, for the services provided, the Managing Investment Adviser is entitled to receive a management fee at the annual rate of 1.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested or committed to be invested in Private Companies or Private Investment Funds and equal to an annual rate of 0.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested in short-term investments and are not committed to Private Companies or Private Investment Funds. Prior to June 1, 2003, and pursuant to a sub-advisory agreement (the “Sub-Advisory Agreement”) among the Company, U.S. Trust NY, U.S. Trust and U.S. Trust Company, N.A., U.S. Trust Company, N.A. served as the investment sub-adviser to the Company and received an investment management fee from the Managing Investment Adviser. As of October 31, 2004 and October 31, 2003, respectively, $161,438 and $181,784 were payable to the Managing Investment Adviser.

In addition to the management fee, the Company has agreed to pay the Managing Investment Adviser an incentive fee in an amount equal to 20% of the cumulative realized capital gains (net of realized capital losses and unrealized net capital depreciation) on investments other than Private Investment Funds, less the aggregate amount of incentive fee payments in prior years. If the amount of the incentive fee in any year is a negative number, or cumulative net realized gains less net unrealized capital depreciation at the end of any year is less than such amount calculated at the end of the previous year, the Managing Investment Adviser will be required to repay the Company all or a portion of the incentive fee previously paid. As of, and for the year ended October 31, 2004, October 31, 2003 and October 31, 2002 the Company recouped $0, $0 and $1,356,372 of incentive fees which had been paid by the Company to the Managing Investment Adviser in prior years.

U.S. Trust NY is a New York state-chartered bank and trust company and a member bank of the Federal Reserve System. Effective June 1, 2003, U.S. Trust merged into U.S. Trust Company, N.A., a nationally chartered bank. Pursuant to an assumption agreement dated June 1, 2003, U.S. Trust Company, N.A. assumed the duties and obligations of U.S. Trust under the Agreement. Pursuant to a termination agreement among the Company, U.S. Trust NY, U.S. Trust and U.S. Trust Company, N.A., the Sub-Advisory Agreement terminated on June 1, 2003. As a result, U.S. Trust Company, N.A., acting through its registered investment advisory division, U.S. Trust Company, N.A. Asset Management Division, now serves with U.S. Trust NY, acting through its registered investment advisory division, U.S. Trust—New York Asset Management Division, as Managing Investment Adviser to the Company. The merger had no impact on the management or operations of the investment advisory functions performed for the Company, and did not constitute a change in control. U.S. Trust NY and U.S. Trust Company, N.A. are each a wholly-owned subsidiary of U.S. Trust Corporation, a registered bank holding company. U.S. Trust Corporation is a wholly-owned subsidiary of The Charles Schwab Corporation.

PFPC, Inc. (“PFPC”), a majority-owned subsidiary of The PNC Financial Services Group, provides administrative and accounting services to the Company pursuant to an Administration and Accounting Services Agreement. PFPC Trust Company provides custodian services to the Company pursuant to a Custodian Services Agreement. Also, PFPC provides transfer agency services to the Company pursuant to a Transfer Agency Agreement.

For the services provided to the Company by PFPC and its affiliates, PFPC is entitled to an annual fee of 0.02% of average net assets plus reimbursement of reasonable expenses, and a base fee, payable monthly. Administration fees for the year ended October 31, 2004 amounted to $121,304, of which $25,236 was payable at October 31, 2004. Administration fees for the year ended October 31, 2003 amounted to $169,766, of which $14,318 was payable at October 31, 2003.

The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25% of the Company’s average net assets. This reimbursement amounted to $223,870, $322,717 and $243,246 for the years ended October 31, 2004, October 31, 2003 and October 31, 2002, respectively, which includes a receivable to the Company of $52,122 as of October 31, 2004 and $85,833 as of October 31, 2003.

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

See Note 7 – Subsequent Events.

Note 3 — Purchases and Sales of Securities

Excluding short-term investments, the Company had $0 in purchases and $3,334,000 in proceeds of sales of securities for the year ended October 31, 2004. For the year ended October 31,2004 and October 31,2003, the Company received distributions from Private Investment Funds in the amount of $5,988,012 and $1,968,483, respectively. For year ended October 31, 2003 and October 31, 2002 the amount of purchases were $0 and $16,933,708, respectively, and the amount of sales were $5,305,452 and $43,706,387, respectively.

Note 4 — Transactions with Affiliated Portfolio Companies

An affiliated company is a company in which the Company has ownership of over 5% of the voting securities. No dividend income was received from affiliated companies during the year ended October 31, 2004 and 2003. Transactions with companies, which are or were affiliates are as follows:

			For the Year Ended October 31, 2004
Name of Investment	Shares/ Principal Amount/ Percentage Held at October 31, 2003	October 31, 2003 Value	Conversion Cost	Sales/ Conversion Proceeds	Interest	Realized Gain (Loss)	Shares/ Principal Amount/ Percentage Held at October 31, 2004	October 31, 2004 Value (Note 1)
Affiliated Companies
Mid- Atlantic Venture Fund III, LP	8.71%	$1,774,031	$—	$—	$—	$—	8.70%	$1,679,609
Clear Orbit Inc., Preferred Series A	1,428,572	5,000,013	—	—	—	—	1,428,572	5,000,013
Commonwealth Capital Ventures II, LLP	5.73%	1,925,198	—	—	—	—	4.90%	1,870,855
Curon Medical, Inc., Common Stock	2,381,088	4,243,099	—	2,825,829	—	(4,246,672)	—	—
Curon Medical, Inc., Warrants	76,950	—	—	—	—	—	—	—
Firstsource Corp., Preferred Series A	2,388,345	—	—	—	—	—	2,388,345	—
Firstsource Corp., Promissory Note 8.00%, 6/30/2001	$2,666,667	—	—	—	—	—	$2,666,667	—
Killerbiz, Inc., Promissory Note 8.00%, 6/10/2000 and 1/17/2001	$750,000	—	—	—	—	—	$750,000	—
Mosaica Education, Inc., Preferred Series C	75,059	3,537,722	—	—	—	—	75,059	3,537,722
Mosaica Education, Inc. Bridge Notes, 13.00%, 8/24/2006	$686,415	686,415	—	—	89,087	—	$686,415	686,415
Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006	$1,025,748	1,025,748	—	—	—	—	$1,025,748	1,025,748
Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 8/24/2006	$256,437	256,437	—	—	—	—	$256,437	256,437

Total Non Controlled Affiliates		$18,448,663	$—	$2,825,829	$89,087	$(4,246,672)		$14,056,799

			For the Year Ended October 31, 2003
Name of Investment	Shares/ Principal Amount/ Percentage Held at October 31, 2002	October 31, 2002 Value	Conversion Cost	Sales/ Conversion Proceeds	Interest	Realized Gain (Loss)	Shares/ Principal Amount/ Percentage Held at October 31, 2003	October 31, 2003 Value (Note 1)
Affiliated Companies
Cardiac Science, Inc., Common Stock *	840,484	$1,421,986	$—	$1,776,246	$—	$538,331	—	$—
Mid- Atlantic Venture Fund III, LP	8.71%	2,337,915	—	87,418	—	—	8.71%	1,774,031
Clear Orbit Inc., Preferred Series A	1,428,572	5,000,013	—	—	—	—	1,428,572	5,000,013
Commonwealth Capital Ventures II, LLP	5.73%	2,019,502	—	—	—	—	5.73%	1,925,198
Curon Medical, Inc., Common Stock	2,381,088	928,624	—	—	—	—	2,381,088	4,243,099
Curon Medical, Inc., Warrants	76,950	—	—	—	—	—	76,950	—
Firstsource Corp., Preferred Series A	2,388,345	—	—	—	—	—	2,388,345	—
Firstsource Corp., Promissory Note 8.00%, 6/30/2001	$2,666,667	—	—	—	—	—	2,666,667	—
Killerbiz, Inc., Promissory Note 8.00%, 6/10/2000 and 1/17/2001	$750,000	—	—	—	—	—	—	—
Mosaica Education, Inc., Preferred Series C	75,059	3,537,722	—	—	—	—	75,059	3,537,722
Mosaica Education, Inc. Bridge Notes, 13.00%, 8/24/2006	$686,415	686,415	—	—	89,196	—	$686,415	686,415
Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006	$1,025,748	1,025,748	—	—	—	—	$1,025,748	1,025,748
Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 8/24/2006	$256,437	256,437	—	—	—	—	$256,437	256,437
Protogene Laboratories, Inc., Preferred Series B	7,100,000	—	—	—	—	(5,122,497)	—	—
Protogene Laboratories, Inc., Promissory Note	$2,140,000	—	—	—	—	(2,140,000)	—	—
ReleaseNow, Inc. /Release Software Corp. Series D	1,676,229	—	—	—	—	(5,850,039)	—	—
ReleaseNow, Inc., Preferred Series E	115,000	—	—	—	—	(460,000)	—	—
ReleaseNow, Inc., Preferred Series F	100,000	—	—	—	—	(500,000)	—	—
ReleaseNow, Inc., Preferred Series G	176,000	—	—	—	—	(880,000)	—	—
ReleaseNow, Inc., Promissory Note	$133,333	—	—	65,850	—	(67,483)	—	—
ReleaseNow, Inc., Promissory Note	$133,333	—	—	—	—	(133,333)	—	—

Total Non Controlled Affiliates		$17,214,362	$—	$1,929,514	$89,196	$(14,615,021)		$18,448,663

Note 5 — Pending Litigation

The Investment Adviser was contacted in September, 2003 by the Office of the New York State Attorney General (the “NYAG”), and the Securities and Exchange Commission (the “SEC”) and later by the Attorney General of the State of West Virginia in connection with their investigations of practices in the mutual fund industry identified as “market timing” and “late trading” of mutual fund shares (the “Investigations”). The Investment Adviser has been providing full cooperation with respect to these Investigations and continues to review the facts and circumstances relevant to the Investigations. As disclosed previously by the Investment Adviser and its affiliates, with respect to the Investment Adviser, these investigations have been focusing on circumstances in which a small number of parties were permitted to engage in short-term trading of certain mutual funds managed by the Investment Adviser. The short-term trading activities permitted under these arrangements have been terminated and the Investment Adviser has strengthened its policies and procedures to deter frequent trading.

The Investment Adviser, and certain of its affiliates, has also been named in five class action lawsuits which allege that the Investment Adviser, certain of its affiliates, and others allowed certain parties to engage in illegal and improper mutual fund trading practices, which allegedly caused financial injury to the shareholders of certain mutual funds managed by the Investment Adviser. The Investment Adviser and certain affiliates have also been named in two derivative actions alleging breach of fiduciary duty in relation to allegedly illegal and improper mutual fund trading practices.

While the ultimate outcome of these matters cannot be predicted with any certainty at this time, based on currently available information, the Investment Adviser believes that the pending Investigations and private lawsuits are not likely to materially affect the Investment Adviser’s ability to provide investment management services to the Company. The Company is not a subject of the Investigations nor party to the lawsuits described above.

Note 6 — Guarantees

In the normal course of business, the Company enters into contracts that provide general indemnifications. The Company’s maximum exposure under these agreements is dependent on future claims that may be made against the Company, and therefore cannot be established; however, based on experience, the risk of loss from such claims is considered remote.

Note 7 — Subsequent Events

On November 23, 2004, the Company engaged Deloitte & Touche, LLP (“D&T”) as the Company’s independent public accountants for the fiscal year ended October 31, 2004, replacing Ernst & Young LLP (“E&Y”), the Company’s prior independent public accountants. E&Y was terminated by the Company on October 28, 2004 as a result of concerns regarding their independence at the time of issuance of their report on the Company’s October 31, 2003 financial statements. These concerns are the result of certain real estate consulting services performed by E&Y on a contingent fee basis for Charles Schwab & Co., Inc., an affiliate of the Company’s Adviser.

On December 16, 2004, Charles Schwab Corporation (“Schwab”) entered into an agreement with the Company and other funds managed by the Adviser whereby Schwab will fund a reserve account to be held by the Adviser or its affiliate. This reserve account was established so that the Company and other funds managed by the Adviser will be able to draw upon it to pay in full all costs incurred related to the termination of E&Y. This agreement was executed in order to ensure that these costs related to the termination of E&Y are not borne by the Company, the other funds managed by the Adviser or their respective shareholders. Schwab is an affiliate of the Company’s Adviser. In consideration of the funding of the reserve account, the Company and the other funds managed by the Adviser subrogated all of their claims, causes of action and rights against E&Y for payment of these expenses to Schwab.

As a result of the agreement with Schwab, the Company has recorded a reimbursement amount of $89,275 in the Statement of Operations for the year ended October 31, 2004 as a reduction of expenses. This $89,275 amount reflects the reimbursement of certain expenses recorded in the Statement of Operations for the year ended October 31, 2004 which relate to termination of E&Y costs paid and accrued. These costs include legal fees, audit fees (related to re-audit and re-review services of D&T), and directors fees and expenses of $14,000, $69,275, and $6,000, respectively.

On December, 9, 2004, the Company paid a dividend of $60.09 per share, or $11,761,416, to shareholders of record on December 6, 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been a change in the Company’s independent public accountants (see Note 7 to the financial statements), however there were no disagreements or reportable events.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. As of October 31, 2004 (the end of the period covered by this report), the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

(b) Changes in Internal Controls. There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls over financial reporting. Accordingly, no corrective actions were required or undertaken.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the headings “Election of Directors” and “Additional Information—Officers” appearing in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on March 23, 2005, which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 2004, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information set forth under the captions “Election of Directors” and “Additional Information—Officers” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on March 23, 2005, which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 2004, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” appearing in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on March 23, 2005, which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 2004, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

(a)	The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are $47,500 for 2003 and $119,000 for 2004.

Audit-Related Fees

(b)	The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit of the registrant’s financial statements and are not reported under paragraph (a) of this Item are $0 for 2003 and $0 for 2004.

Tax Fees

(c)	The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning are $8,300 for 2003 and $0 for 2004.

All Other Fees

(d)	The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in paragraphs (a) through (c) of this Item are $0 for 2003 and $0 for 2004.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1.	Financial Statements

The financial statements listed in Item 8, “Financial Statements and Supplementary Data,” beginning on page 10 are filed as part of this report.

2.	Financial Statement Schedules

The financial statement schedules listed in Item 8, “Financial Statements and Supplementary Data,” beginning on page 10 are filed as part of this report.

3.	Exhibits

Exhibit Number	Description
(3)(i)	Articles of Incorporation of the Company[1]

(3)(ii)	By-Laws of the Company[1]

(10.1)	Form of Management Agreement[2]

(10.2)	Form of Transfer Agency and Custody Agreement[3]

(10.3)	Investment Sub-Advisory Agreement dated as of December 21, 2001, among the Company, United States Trust Company of New York, U.S. Trust Company and U.S. Trust Company, N.A.[4]

(10.4)	Administration and Accounting Services Agreement dated January 1, 2002, between the Company and PFPC Inc.[4]

(10.5)	Custodian Services Agreement dated January 1, 2002, between the Company and PFPC Trust Company.[4]

(10.6)	Transfer Agency Services Agreement dated February 1, 2002, between the Company and PFPC Inc.[4]

(14)	Code of Ethics[5]

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Company's Registration Statement on Form N-2, (File No. 333-23811), filed with the Securities Exchange Commission on March 24, 1997.
[2]	Incorporated by reference to the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on May 25, 2000.
[3]	Incorporated by reference to the Company's Registration Statement on Form N-2/A (File No. 333-23811), filed with the Securities and Exchange Commission on May 13, 1997.
[4]	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on March 18, 2002.
[5]	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on January 29, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCELSIOR PRIVATE EQUITY FUND II, INC.

Date: January 28, 2005	By:	/S/ DOUGLAS A. LINDGREN
Douglas A. Lindgren,
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ DOUGLAS A. LINDGREN Douglas A. Lindgren	Chief Executive Officer (principal executive officer)	January 28, 2005

/S/ ROBERT F. AUFENANGER Robert F. Aufenanger	Treasurer (principal financial and accounting officer)	January 28, 2005

/S/ JOHN C. HOVER II John C. Hover II	Chairman of the Board and Director	January 28, 2005

/S/ GENE M. BERNSTEIN Gene M. Bernstein	Director	January 28, 2005

/S/ STEPHEN V. MURPHY Stephen V. Murphy	Director	January 28, 2005

/S/ VICTOR F. IMBIMBO, JR. Victor F. Imbimbo, Jr.	Director	January 28, 2005