Form 10-Q/A
period 2004-07-31
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2005-02-08
CIK 1036052

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of December 31, 2004, there were 195,730 shares of the Registrant’s Common Stock, $.01 par value per share, outstanding.

EXPLANATORY NOTE

THE PURPOSE OF THIS AMENDMENT NO. 1 (THE “AMENDMENT”) TO THE QUARTERLY REPORT ON FORM 10-Q OF EXCELSIOR PRIVATE EQUITY FUND II, INC. (THE “REGISTRANT”) FOR THE QUARTER ENDED JULY 31, 2004 (THE “ORIGINAL FORM 10-Q) IS TO REFLECT THE RE-REVIEW OF THE REGISTRANT’S FINANCIAL STATEMENTS FOR THE QUARTER ENDED JULY 31, 2004, AND TO REVISE RELATED DISCLOSURE IN THE ORIGINAL FORM 10-Q. THE RE-REVIEW IS DESCRIBED IN NOTE 7 TO THE FINANCIAL STATEMENTS ACCOMPANYING THIS AMENDMENT. EXCEPT FOR ITEMS 1 OF PART I AND ITEM 6 OF PART II, NO OTHER INFORMATION INCLUDED IN THE ORIGINAL FORM 10-Q IS AMENDED BY THIS AMENDMENT.

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

Shares/Par Value
PRIVATE COMPANIES # — 22.23%
Preferred Stock @ — 17.32%
Educational Services — 7.18%
75,059	Mosaica Education, Inc., Series C †	08/01	3,537,722

Internet Services — Business — 10.14%
1,428,572	Clear Orbit, Inc., Series A †	06/00	5,000,013
2,388,345	Firstsource Corp., Series A †	02/00	—

			5,000,013

	Total Preferred Stock (Cost $20,119,425)		8,537,735

Promissory Notes — 4.91%
Biotechnology — 0.92%
$451,412	Metrigen, Inc., 6.00%, 9/01/2009 @	07/03	451,412

Educational Services — 3.99%
$686,415	Mosaica Education, Inc. Bridge Notes, 13.00%, 8/24/2006†	02/01-08/01	686,415
$1,025,748	Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006 †@	02/01-08/01	1,025,748
$256,437	Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 8/24/2006†@	02/01-08/01	256,437

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments July 31, 2004 (Unaudited) — (continued)

Shares/Par Value		Acquisition Date##	Value (Note 1)
			$1,968,600

Internet Services — Business — 0.00%
$2,666,667	Firstsource Corp., 8.00%, 6/30/2001 †@	12/00	—
$750,000	Killerbiz, Inc., 8.00%, 6/10/2000 and 1/17/2001 †@	12/99-08/00	—

			—

	Total Promissory Notes (Cost $5,836,679)		2,420,012

PRIVATE COMPANIES # (Continued)
Warrants — 0.00%
Biotechnology — 0.00%
62,326	Metrigen, Inc.@	07/03	$—

	Total Warrants (Cost $0)		—

	TOTAL PRIVATE COMPANIES (Cost $25,956,104)		10,957,747

PUBLIC COMPANIES @,†,# — 4.77%
Common Stock —4.77%
Medical Devices — 4.77%
2,352,588	Curon Medical, Inc. *	08/99 & 12/99	2,352,588

	Total Common Stock (Cost $6,089,144)		2,352,588

Warrants — 0.00%
Medical Devices — 0.00%
76,950	Curon Medical, Inc.	08/00	—

	Total Warrants (Cost $0)		—

	TOTAL PUBLIC COMPANIES (Cost $6,089,144)		2,352,588

INVESTMENT COMPANIES — 4.02%
1,980,026	Dreyfus Government Cash Management Fund (Cost $1,980,026)		1,980,026

TOTAL INVESTMENTS (Cost $89,318,954) — 99.89%			49,240,311
OTHER ASSETS & LIABILITIES (NET) — 0.11%			53,217

NET ASSETS — 100.00%			$49,293,528

†	At July 31, 2004, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total value of affiliated securities owned at July 31, 2004 was $16,257,904.

#	Restricted as to public resale. Acquired between March 1, 1998 and July 31, 2004. Total cost of restricted securities at July 31, 2004 aggregated $79,990,173. Total value of restricted securities owned at July 31, 2004 was $39,911,530 or 80.97% of net assets.

##	Required disclosure for restricted securities only.

@	Non-income producing security.

*	Carrying value per unit reflects a 20% discount to the closing price.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments October 31, 2003

Ownership Percentage		Acquisition Date##	Value (Note 1)
PRIVATE INVESTMENT FUNDS #, @ — 60.00%
1.83%	Advanced Technology Ventures V, LP	09/98-10/02	$1,170,894
2.63%	Brand Equity Ventures I, LP	03/98-10/01	554,765
1.37%	Brentwood Associates III, LP	06/99-10/02	4,725,483
2.51%	Broadview Capital Partners, LP	04/99-10/02	2,253,166
5.73%	Commonwealth Capital Ventures II, LP †	01/99-10/02	1,925,198
3.96%	Communications Ventures III, LP	11/98-05/00	801,800
1.53%	Friedman, Fleischer & Lowe Capital Partners, LP	01/99-10/02	5,664,450
1.30%	Mayfield X, LP	06/99-05/02	882,768
1.42%	Mayfield X, Annex	07/02-10/02	223,002
8.71%	Mid-Atlantic Venture Fund III, LP †	04/98-02/01	1,774,031
2.64%	Morgenthaler Venture Partners V, LP	10/98-08/01	2,614,572
1.67%	Quad-C Partners V, LP	04/98-10/02	5,177,939
1.34%	Sevin Rosen Fund VI, LP	03/98-10/02	1,161,370
3.01%	Trinity Ventures VI, LP	09/98-10/02	898,866

	TOTAL PRIVATE INVESTMENT FUNDS (Cost $53,110,261)		29,828,304

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

SUPPLEMENTAL INFORMATION:
Non-cash distributions received from private investments funds:	$508,171	$0

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Financial Highlights—Selected Per Share Data and Ratios (Unaudited)

Per Share Operating Performance (1)

	Nine Months Ended July 31, 2004	Nine Months Ended July 31, 2003
NET ASSET VALUE, BEGINNING OF PERIOD.	$254.00	$294.71
NET INCOME (LOSS) FROM INVESTMENT OPERATIONS
Net investment loss	(2.52)	(2.41)
Net realized and unrealized gain on investments	0.36	1.69

Total from Investment Operations	(2.16)	(0.72)

NET ASSET VALUE, END OF PERIOD	$251.84	$293.99

TOTAL NET ASSET VALUE RETURN (3) (4)	(0.85%)	(0.24)%

Ratios and supplemental data:
Net assets, end of period (thousands)	$49,294	$57,543
Ratios to average net assets (2)
Gross expenses (5)	2.05%	2.07%
Net expenses	1.60%	1.51%
Net investment loss	(1.30)%	(1.10)%
Portfolio turnover (3)	0.00%	0.00%

(1)	For a share outstanding throughout the period

(2)	Annualized

(3)	Not annualized

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

Note 4 — Transactions with Affiliated Portfolio Companies

An affiliated company is a company in which the Company has ownership of over 5% of the voting securities. No dividend income was received from affiliated companies during the nine-month period ended July 31, 2004 and the year ended October 31, 2003. Transactions with companies which are or were affiliates are as follows:

			For the Nine Months Ended July 31, 2004
Name of Investment	Shares/ Principal Amount/ Percentage Held at October 31, 2003	October 31, 2003 Value	Conversion Cost	Sales/ Conversion Proceeds	Interest	Realized Gain (Loss)	Shares/ Principal Amount/ Percentage Held at July 31, 2004	July 31, 2004 Value (Note 1)
Affiliated Companies
Mid - Atlantic Venture Fund III, LP	8.71%	$1,774,031	$—	$—	$—	$—	8.70%	$1,550,414
Clear Orbit Inc., Preferred Series A	1,428,572	5,000,013	—	—	—	—	1,428,572	5,000,013
Commonwealth Capital Ventures II, LLP	5.73%	1,925,198	—	—	—	—	4.90%	1,848,567
Curon Medical, Inc., Common Stock	2,381,088	4,243,099	—	14,687	—	10,146	2,352,588	2,352,588
Curon Medical, Inc., Warrants	76,950	—	—	—	—	—	76,950	—
Firstsource Corp., Preferred Series A	2,388,345	—	—	—	—	—	2,388,345	—
Firstsource Corp., Promissory Note 8.00%, 6/30/2001	$2,666,667	—	—	—	—	—	$2,666,667	—
Killerbiz, Inc., Promissory Note 8.00%, 6/10/2000 and 1/17/2001	$750,000	—	—	—	—	—	$750,000	—
Mosaica Education, Inc., Preferred Series C	75,059	3,537,722	—	—	—	—	75,059	3,537,722
Mosaica Education, Inc. Bridge Notes, 13.00%, 8/24/2006	$686,415	686,415	—	—	66,779	—	$686,415	686,415
Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006	$1,025,748	1,025,748	—	—	—	—	$1,025,748	1,025,748
Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 8/24/2006	$256,437	256,437	—	—	—	—	$256,437	256,437

Total Non Controlled Affiliates		$18,448,663	$—	$14,687	$66,779	$10,146		$16,257,904

			For the Year Ended October 31, 2003
Name of Investment	Shares/ Principal Amount/ Percentage Held at October 31, 2002	October 31, 2002 Value	Conversion Cost	Sales/ Conversion Proceeds	Interest	Realized Gain (Loss)	Shares/ Principal Amount/ Percentage Held at October 31, 2003	October 31, 2003 Value (Note 1)
Affiliated Companies
Cardiac Science, Inc., Common Stock *	840,484	$1,421,986	$—	$1,776,246	$—	$538,331	—	$—
Mid - Atlantic Venture Fund III, LP	8.71%	2,337,915	—	87,418	—	—	8.71%	1,774,031
Clear Orbit Inc., Preferred Series A	1,428,572	5,000,013	—	—	—	—	1,428,572	5,000,013
Commonwealth Capital Ventures II, LLP	5.73%	2,019,502	—	—	—	—	5.73%	1,925,198
Curon Medical, Inc., Common Stock	2,381,088	928,624	—	—	—	—	2,381,088	4,243,099
Curon Medical, Inc., Warrants	76,950	—	—	—	—	—	76,950	—
Firstsource Corp., Preferred Series A	2,388,345	—	—	—	—	—	2,388,345	—
Firstsource Corp., Promissory Note 8.00%, 6/30/2001	$2,666,667	—	—	—	—	—	$2,666,667	—
Killerbiz, Inc., Promissory Note 8.00%, 6/10/2000 and 1/17/2001	$750,000	—	—	—	—	—	$750,000	—
Mosaica Education, Inc., Preferred Series C	75,059	3,537,722	—	—	—	—	75,059	3,537,722
Mosaica Education, Inc. Bridge Notes, 13.00%, 8/24/2006	$686,415	686,415	—	—	89,196	—	$686,415	686,415
Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006	$1,025,748	1,025,748	—	—	—	—	$1,025,748	1,025,748
Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 8/24/2006	$256,437	256,437	—	—	—	—	$256,437	256,437
Protogene Laboratories, Inc., Preferred Series B	7,100,000	—	—	—	—	(5,122,497)	—	—
Protogene Laboratories, Inc., Promissory Note	$2,140,000	—	—	—	—	(2,140,000)	—	—
ReleaseNow, Inc. /Release Software Corp. Series D	1,676,229	—	—	—	—	(5,850,039)	—	—
ReleaseNow, Inc., Preferred Series E	115,000	—	—	—	—	(460,000)	—	—
ReleaseNow, Inc., Preferred Series F	100,000	—	—	—	—	(500,000)	—	—
ReleaseNow, Inc., Preferred Series G	176,000	—	—	—	—	(880,000)	—	—
ReleaseNow, Inc., Promissory Note	$133,333	—	—	65,850	—	(67,483)	—	—
ReleaseNow, Inc., Promissory Note	$133,333	—	—	—	—	(133,333)	—	—

Total Non Controlled Affiliates		$17,214,362	$—	$1,929,514	$89,196	$(14,615,021)		$18,448,663

*	Cardiac Science, Inc. was an affiliated company prior to October 31, 2002 but was not an affiliated company as of October 31, 2002.

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

Note 6 – Guarantees

In the normal course of business, the Company enters into contracts that provide general indemnifications. The Company’s maximum exposure under these agreements is dependent on future claims that may be made against the Company, and therefore cannot be established; however, based on experience, the risk of loss from such claims is considered remote.

Note 7 – Subsequent Events

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

On December, 9, 2004, the Company paid a dividend of $60.09 per share, or $11,761,416, to shareholders of record on December 6, 2004.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

15	Report of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCELSIOR PRIVATE EQUITY FUND II, INC.

Date: February 4, 2005	By:	/s/ Douglas A. Lindgren
Douglas A. Lindgren
Chief Executive Officer

Date: February 4, 2005	By:	/s/ Robert F. Aufenanger
Robert F. Aufenanger
Treasurer
(Principal Financial Officer)