Form 10-Q
period 2005-01-31
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2005-03-16
CIK 1036052

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2005

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

Registrant’s Telephone Number, Including Area Code (302) 352-4400

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

As of March 1, 2005, there were 195,730 shares of the Registrant’s Common Stock, $.01 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments (Unaudited)

	January 31, 2005
	Value	% of Net Assets
PORTFOLIO STRUCTURE

SHORT-TERM INVESTMENTS:

MONEY MARKET INVESTMENTS	$1,899,496	4.65%

INVESTMENT COMPANIES	2,330,457	5.71%

PRIVATE INVESTMENT FUNDS	25,397,578	62.21%

PRIVATE COMPANIES	10,957,747	26.84%

TOTAL INVESTMENTS	40,585,278	99.41%
OTHER ASSETS & LIABILITIES (NET)	239,065	0.59%

NET ASSETS	$40,824,343	100.00%

Excelsior Private Equity Fund II, Inc. Portfolio of Investments
	October 31, 2004
	Value	% of Net Assets
PORTFOLIO STRUCTURE

SHORT-TERM INVESTMENTS:

MONEY MARKET INVESTMENTS	$11,147,099	21.55%

INVESTMENT COMPANIES	1,904,389	3.68%

PRIVATE INVESTMENT FUNDS	27,369,451	52.92%

PRIVATE COMPANIES	10,957,747	21.19%

TOTAL INVESTMENTS	51,378,686	99.34%
OTHER ASSETS & LIABILITIES (NET)	338,868	0.66%

NET ASSETS	$51,717,554	100.00%

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments January 31, 2005 (Unaudited)

Par Value		Acquisition Date##	Value (Note 1)
MONEY MARKET INSTRUMENTS — 4.65%
$900,000	Morgan Stanley Commercial Paper 2.52%, 2/08/2005 (Cost $899,496)		$899,496
1,000,000	BOA Bank Note 2.23%, 2/14/05 (Cost $1,000,000)		1,000,000

	TOTAL MONEY MARKET INSTRUMENTS (Cost $1,899,496)		1,899,496

Ownership Percentage
PRIVATE INVESTMENT FUNDS @, ** — 62.21%
1.71%	Advanced Technology Ventures V, LP	09/98-10/02	655,265
2.63%	Brand Equity Ventures I, LP	03/98-10/01	337,827
0.96%	Brentwood Associates III, LP	06/99-10/02	3,501,669
1.98%	Broadview Capital Partners, LP	04/99-10/02	2,235,400
4.89%	Commonwealth Capital Ventures II, LP	01/99-10/02	1,875,232
3.96%	Communications Ventures III, LP	11/98-05/00	369,819
1.53%	Friedman, Fleischer & Lowe Capital Partners, LP	01/99-10/02	7,335,362
1.30%	Mayfield X, LP	06/99-05/02	886,719
0.62%	Mayfield X, Annex	07/02-10/02	204,067
8.71%	Mid-Atlantic Venture Fund III, LP †	04/98-02/01	1,328,148
2.64%	Morgenthaler Venture Partners V, LP	10/98-08/01	1,515,270
1.67%	Quad-C Partners V, LP	04/98-10/02	3,407,375
1.34%	Sevin Rosen Fund VI, LP	03/98-10/02	1,116,945
2.12%	Trinity Ventures VI, LP	09/98-10/02	628,480

	TOTAL PRIVATE INVESTMENT FUNDS (Cost $42,566,426)		25,397,578

Shares/Par Value
PRIVATE COMPANIES @, ** — 26.84%
Preferred Stocks @ — 20.91%
Educational Services — 8.67%
75,059	Mosaica Education, Inc., Series C †	08/01	3,537,722

Internet Services — Business — 12.24%
1,428,572	Clear Orbit, Inc., Series A †	06/00	5,000,013
2,388,345	Firstsource Corp., Series A †	02/00	—

			5,000,013

	Total Preferred Stock (Cost $20,119,422)		8,537,735

Promissory Notes — 5.93%
Biotechnology — 1.11%
$451,412	Metrigen, Inc., 6.00%, 9/01/2009@	07/03	451,412

Educational Services — 4.82%
$686,415	Mosaica Education, Inc. Bridge Notes, 13.00%, 8/24/2006†	02/01-08/01	686,415
$1,025,748	Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006 †@	02/01-08/01	1,025,748
$256,437	Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 8/24/2006†@	02/01-08/01	256,437

			1,968,600
Internet Services — Business — 0.00%
$2,666,667	Firstsource Corp., 8.00%, 6/30/2001 †@	12/00	—
$750,000	Killerbiz, Inc., 8.00%, 6/10/2000 and 1/17/2001 †@	12/99-08/00	—

			—

	Total Promissory Notes (Cost $5,836,679)		2,420,012

Excelsior Private Equity Fund II, Inc. Portfolio of Investments January 31, 2005 (Unaudited) — (continued)
Shares		Acquisition Date##	Value (Note 1)
Warrants — 0.00%
Biotechnology — 0.00%
62,326	Metrigen, Inc.@	07/03	$—

	Total Warrants (Cost $0)		—

	TOTAL PRIVATE COMPANIES (Cost $25,956,101)		10,957,747

INVESTMENT COMPANIES — 5.71%
2,330,457	Dreyfus Government Cash Management Fund (Cost $2,330,457)		2,330,457

TOTAL INVESTMENTS (Cost $72,752,480) — 99.41%			40,585,278
OTHER ASSETS & LIABILITIES (NET) — 0.59%			239,065

NET ASSETS — 100.00%			$40,824,343

†	At January 31, 2005, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at January 31, 2005 was $11,834,483.
**	Restricted as to public resale. Acquired between March 1, 1998 and October 31, 2002. Total cost of restricted securities at January 31, 2005 aggregated $68,522,527. Total value of restricted securities owned at January 31, 2005 was $36,355,325 or 89.05% of net assets.
##	Required disclosure for restricted securities only.
@	Non-income producing security.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments October 31, 2004

Principal Amount/Shares		Acquisition Date	Value (Note 1)
MONEY MARKET INSTRUMENTS — 21.55%
$1,000,000	UBS Financial Commercial Paper 1.75%, 11/01/04		$999,951
1,000,000	Morgan Stanley Commercial Paper 1.79%, 11/02/04		999,901
1,000,000	Federal Home Loan Mortgage Corp. Discount Note 1.75%, 11/02/04		999,903
1,000,000	Danske Bank Commercial Paper 1.76%, 11/03/04		999,853
3,150,000	Federal Home Loan Bank Discount Note 1.70%, 11/04/04		3,149,405
1,000,000	Caterpillar Finance Commercial Paper 1.73%, 11/10/04		999,519
3,000,000	Federal National Mortgage Association Discount Note 1.72%, 11/10/04		2,998,567

	TOTAL MONEY MARKET INSTRUMENTS (Cost $11,147,099)		11,147,099

Ownership Percentage
PRIVATE INVESTMENT FUNDS #, @ — 52.92%
	Buyout Funds – 32.32%

0.97%	Brentwood Associates III, LP	06/99-10/02	3,792,759
1.88%	Broadview Capital Partners, LP	04/99-10/02	2,235,400
1.32%	Friedman, Fleischer & Lowe Capital Partners, LP	01/99-10/02	7,277,896
1.66%	Quad-C Partners V, LP	04/98-10/02	3,407,375

			16,713,430

	Early Stage Venture Funds – 16.68%

1.71%	Advanced Technology Ventures V, LP	09/98-10/02	655,265
4.90%	Commonwealth Capital Ventures II, LP	01/99-10/02	1,870,855
3.96%	Communications Ventures III, LP	11/98-05/00	700,754
1.30%	Mayfield X, LP	06/99-05/02	886,719
0.62%	Mayfield X, Annex	07/02-10/02	204,067
8.70%	Mid-Atlantic Venture Fund III, LP †	04/98-02/01	1,679,609
1.32%	Sevin Rosen Fund VI, LP	03/98-10/02	1,148,139
2.12%	Trinity Ventures VI, LP	09/98-10/02	1,483,588

			8,628,996

	Varied Stage Venture Funds – 3.92%
2.63%	Brand Equity Ventures, LP	03/98-10/01	506,775
2.64%	Morgenthaler Venture Partners V, LP	10/98-08/01	1,520,250

			2,027,025

	TOTAL PRIVATE INVESTMENT FUNDS (Cost $45,642,855)		27,369,451

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments October 31, 2004 — (continued)

Shares/Par Value
PRIVATE COMPANIES # — 21.19%
Preferred Stocks @ — 16.51%
Educational Services — 6.84%
75,059	Mosaica Education, Inc., Series C †	08/01	3,537,722

Internet Services — Business — 9.67%
1,428,572	Clear Orbit, Inc., Series A †	06/00	5,000,013
2,388,345	Firstsource Corp., Series A †	02/00	—

			5,000,013

	Total Preferred Stock (Cost $20,119,425)		8,537,735

Shares/Par Value		Acquisition Date	Value (Note 1)
Promissory Notes — 4.68%
Biotechnology — 0.87%
$451,412	Metrigen, Inc., 6.00%, 9/01/2009 @	07/03	$451,412

Educational Services — 3.81%
$686,415	Mosaica Education, Inc. Bridge Notes, 13.00%, 8/24/2006†	02/01-08/01	686,415
$1,025,748	Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006 †@	02/01-08/01	1,025,748
$256,437	Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 8/24/2006†@	02/01-08/01	256,437

			1,968,600
Internet Services — Business — 0.00%
$2,666,667	Firstsource Corp., Promissory Note, 8.00%, 6/30/2001 †@	12/00	—
$750,000	Killerbiz, Inc., Promissory Note 8.00%, 6/10/2000 and 1/17/2001 †@	12/99-08/00	—

			—

	Total Promissory Notes (Cost $5,836,679)		2,420,012

Warrants — 0.00%
Biotechnology — 0.00%
62,326	Metrigen, Inc.@	07/03	—

	Total Warrants (Cost $0)		—

	TOTAL PRIVATE COMPANIES (Cost $25,956,104)		10,957,747

Shares/Per Value
INVESTMENT COMPANIES — 3.68%
1,904,389	Dreyfus Government Cash Management Fund (Cost $1,904,389)	1,904,389

TOTAL INVESTMENTS (Cost $84,650,447) — 99.34%		51,378,686
OTHER ASSETS & LIABILITIES (NET) — 0.66%		338,868

NET ASSETS — 100.00%		$51,717,554

†	At October 31, 2004, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at October 31, 2004 was $12,185,944.
#	Restricted as to public resale. Acquired between March 1, 1998 and October 31, 2003. Total cost of restricted securities at October 31, 2004 aggregated $71,598,959. Total value of restricted securities owned at October 31, 2004 was $38,327,198 or 74.11% of net assets.
@	Non-income producing security.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Assets and Liabilities

	January 31, 2005 (Unaudited)	October 31, 2004
ASSETS:
Unaffiliated Issuers, at value (Cost $42,438,258 and $54,436,176 respectively)	$28,750,795	$39,192,742
Affiliated Issuers, at value (Cost $30,314,222 and $30,214,271 respectively)	11,834,483	12,185,944

Investments, at value (Cost $72,752,480 and $84,650,447 respectively) (Note 1)	$40,585,278	$51,378,686
Cash	—	328,296
Receivable from investment advisor (Note 2)	98,238	141,397
Interest receivable	310,402	286,687
Other assets	20,050	1,640

Total Assets	41,013,968	52,136,706

LIABILITIES:
Incentive fees payable (Note 2)	—	—
Management fees payable (Note 2)	142,758	161,438
Professional fees payable	11,030	152,969
Administration fees payable (Note 2)	17,488	25,236
Directors’ fees payable (Note 2.	10,623	66,000
Accrued expenses and other payables	7,726	13,509

Total Liabilities	189,625	419,152

NET ASSETS	$40,824,343	$51,717,554

NET ASSETS consist of:
Undistributed net investment loss	$(113,571)	$—
Accumulated net realized loss on investments	(31,746,647)	(31,623,864)
Net unrealized (depreciation) on investments	(32,167,202)	(33,271,761)
Par value	1,957	1,957
Paid-in capital in excess of par value	104,849,806	116,611,222

Total Net Assets	$40,824,343	$51,717,554

Shares of Common Stock Outstanding ($0.01 par value, 200,000 authorized)	195,730	195,730

NET ASSET VALUE PER SHARE	$208.57	$264.23

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Operations (Unaudited)

	Three Months Ended January 31,
	2005	2004
INVESTMENT INCOME:
Interest income from affiliated investments	$22,308	$22,235
Interest income from unaffiliated investments	27,114	6,930
Dividend income	8,684	4,342

Total Income	58,106	33,507

EXPENSES:
Managing investment adviser fees (Note 2)	139,158	185,511
Administration fees (Note 2)	25,250	42,969
Professional fees	36,548	31,472
Directors’ fees and expenses (Note 2)	15,123	15,123
Insurance expense	6,204	7,922
Miscellaneous expenses	5,293	5,465

Total Expenses	227,576	288,462

Expenses reimbursed by Managing Investment Adviser	(55,899)	(70,976)

Net Expenses	171,677	217,486

NET INVESTMENT (LOSS)	(113,571)	(183,979)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS: (Note 1)
Net realized loss on unaffiliated investments	(122,783)	—
Net change in unrealized (depreciation) on investments	1,104,559	3,382,459

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS	981,776	3,382,459

Net change in allowance for management incentive fee	—	(316,003)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$868,205	$2,882,477

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statement of Changes in Net Assets (Unaudited)

	Three Months Ended January 31,
	2005	2004
OPERATIONS:

Net investment loss	$(113,571)	$(183,979)
Net realized gain (loss) on investments	(122,783)	—
Net change in unrealized (depreciation) on investments	1,104,559	3,382,459
Net change in allowance for management incentive fee	—	(316,003)

Net increase in net assets resulting from operations	868,205	2,882,477

DISTRIBUTIONS TO SHAREHOLDERS:

Distributions	(11,761,416)	—

NET INCREASE (DECREASE) IN NET ASSETS	(10,893,211)	2,882,477

NET ASSETS:

Beginning of period	51,717,554	49,716,188

End of period (including accumulated net investment loss of $(113,571) and ($183,979), respectively)	$40,824,343	$52,598,665

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statement of Cash Flows (Unaudited)

	Three Months Ended January 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$868,205	$2,882,477
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net change in unrealized (depreciation) on investments	(1,104,559)	(3,382,459)
Sale of short-term investments - Net	8,821,535	(2,799,335)
Proceeds received from the sale of investments and distributions received from private investment funds	2,953,649	2,315,964
Net realized loss on investments	122,783	—
Decrease in receivable from investment adviser	43,159	14,857
Increase in interest receivable	(23,715)	(22,221)
Increase in other assets	(18,410)	(20,417)
Increase in incentive fee payable	—	316,003
Increase (decrease) in management fee payable	(18,680)	3,727
Decrease in directors’ fees payable	(55,377)	(50,877)
Decrease in other expenses payable	(155,470)	(2,393)

Net cash used in operating activities	11,433,120	(744,674)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Distribution to Shareholders	(11,761,416)	—

Net cash used in financing activities	(11,761,416)	—

Net decrease in cash	(328,296)	(744,674)

Cash at beginning of period	328,296	2,852,110

Cash at end of period	$—	$2,107,436

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Financial Highlights—Selected Per Share Data and Ratios (Unaudited)

Per Share Operating Performance (1)

	Three Months Ended January 31, 2005	Three Months Ended January 31, 2004
NET ASSET VALUE, BEGINNING OF PERIOD.	264.23	$254.00

INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.58)	(0.94)
Net realized and unrealized gain (loss) on investments	5.01	17.28
Net change in allowance for management incentive fee	(—)	(1.61)

Total from investment operations	4.43	14.73

DISTRIBUTIONS TO SHAREHOLDERS:

Return of Capital Distribution	(60.09)	—

NET INCREASE/DECREASE IN NET ASSETS:	(55.66)	14.73

NET ASSET VALUE, END OF PERIOD	$208.57	$268.73

TOTAL NET ASSET VALUE RETURN (3) (4).	1.68%	5.80%

Ratios and supplemental data:
Net assets, end of period (thousands)	$40,824	$52,599
Ratios to average net assets (2)
Gross expenses (5)	1.97%	2.26%
Net expenses	1.48%	1.70%
Net investment loss	(0.98)%	(1.44)%
Portfolio turnover (3)	0.00%	0.00%

(1)	For a share outstanding throughout the period
(2)	Annualized
(3)	Not annualized
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

January 31, 2005

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

The valuation of the Company’s Private Investment Funds is based upon its pro-rata share of the value of the net assets of a Private Investment Fund as determined by such Private Investment Fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company’s investments in Private Investment Funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Managing Investment Adviser, the Managing Investment Adviser, under the supervision of the Board of Directors, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any. The valuation of the Company’s Private Investment Funds also includes capital contributions to such Private Investment Funds made in advance of remaining capital commitments being called by the Private Investment Funds’ respective general partners. At January 31, 2005 and October 31, 2004, these contributions paid in advance totaled $2,134,459, and are included in investments on the statement of assets and liabilities. These contributions paid in advance are non-income producing.

At January 31, 2005 and October 31, 2004, market quotations were not readily available for securities valued at $36,355,325 or 89.05% of net assets and $38,327,198 or 74.11% of net assets, respectively. Such securities were valued by the Managing Investment Adviser under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

Dividends from net investment income are declared and paid at least annually. Any net realized capital gains, unless offset by any available capital loss carryforwards, are distributed to shareholders at least annually. Dividends and distributions are determined in accordance with federal income tax regulations that may differ from generally accepted accounting principles. These “book/tax” differences are either considered temporary or permanent and may be reclassified within the capital accounts based on their federal tax basis treatment. At October 31, 2004, the Company has reclassified certain amounts of net investment loss and net realized loss on investments to paid-in capital due to net operating losses and investment partnership adjustments.

The Company has unused capital loss carryforwards of approximately $46,650,580 available for income tax purposes, to be applied against future net realized gains, if any, after October 31, 2004. If not applied, $8,602,181 of the carryover will expire in 2009, $13,721,421 will expire in 2010, and $18,471,137 will expire in 2011, and $5,855,841 will expire in 2012.

The tax character of distributions paid may differ from the character of distributions shown on the statement of changes in net assets due to tax treatment of certain distributions. No distributions were made in the quarters ended January 31, 2005 and January 31, 2004.

The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of October 31, 2004 and January 31, 2005, the Company had not received information to determine the tax cost of the Private Investment Funds as of October 31, 2004 and January 31, 2005, and therefore to determine the Company’s unrealized gain or loss on a tax basis. At January 31, 2005, the cost of all other investments for federal tax purposes was $30,186,054, and those investments had a tax basis net unrealized depreciation of $14,998,354, consisting of gross appreciation of $16 and gross depreciation of $14,998,370. At October 31, 2004, the cost of all other investments for federal tax purposes was $39,007,592, and those investments had a tax basis net unrealized depreciation of $14,998,357, consisting of gross appreciation of $13 and gross depreciation of $14,998,370.

Note 2 — Investment Advisory Fee, Administration Fee and Related Party Transactions

Prior to June 1, 2003, and pursuant to an Investment Management Agreement (“Agreement”), United States Trust Company of New York (“U.S. Trust NY”) and U.S. Trust Company (“U.S. Trust”) served as the Managing Investment Adviser to the Company. Under the Agreement, for the services provided, the Managing Investment Adviser is entitled to receive a management fee at the annual rate of 1.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested or committed to be invested in Private Companies or Private Investment Funds and equal to an annual rate of 0.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested in short-term investments and are not committed to Private Companies or Private Investment Funds. Prior to June 1, 2003, and pursuant to a sub-advisory agreement (the “Sub-Advisory Agreement”) among the

Company, U.S. Trust NY, U.S. Trust and U.S. Trust Company, N.A., U.S. Trust Company, N.A. served as the investment sub-adviser to the Company and received an investment management fee from the Managing Investment Adviser. As of January 31, 2005 and October 31, 2004, $142,758 and $161,438, respectively, were payable to the Managing Investment Adviser.

In addition to the management fee, the Company has agreed to pay the Managing Investment Adviser an incentive fee in an amount equal to 20% of the cumulative realized capital gains (net of realized capital losses and unrealized net capital depreciation) on investments other than Private Investment Funds, less the aggregate amount of incentive fee payments in prior years. If the amount of the incentive fee in any year is a negative number, or cumulative net realized gains less net unrealized capital depreciation at the end of any year is less than such amount calculated at the end of the previous year, the Managing Investment Adviser will be required to repay the Company all or a portion of the incentive fee previously paid. During the quarters ended January 31, 2005 and October 31, 2004, respectively, $0 was earned by and payable to the Managing Investment Adviser.

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

PFPC, Inc., a majority owned subsidiary of the PNC Financial Services Group, (“PFPC”) provides administrative and accounting services to the Company pursuant to an Administration and Accounting Services Agreement. PFPC Trust Company provides custodian services to the Company pursuant to a Custodian Services Agreement. Also, PFPC provides transfer agency services to the Company pursuant to a Transfer Agency Agreement. For the services provided to the Company by PFPC and its affiliates, PFPC is entitled to an annual fee of 0.02% of average net assets plus reimbursement of reasonable expenses, and a base fee, payable monthly.

The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25% of the Company’s average net assets. This reimbursement amounted to $55,899 and $70,976, for the periods ended January 31, 2005 and January 31, 2004, respectively.

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

On November 23, 2004, the Company engaged Deloitte & Touche LLP (“D&T”) as the Company’s independent public accountants for the fiscal year ended October 31, 2004, replacing Ernst & Young LLP (“E&Y”), the Company’s prior independent public accountants. E&Y was terminated by the Company on October 28, 2004 as a result of concerns regarding their independence at the time of issuance of their report on the Company’s October 31, 2003 financial statements. These concerns are the result of certain real estate consulting services performed by E&Y on a contingent fee basis for Charles Schwab & Co., Inc., an affiliate of the Company’s Managing Investment Adviser.

On December 16, 2004, Charles Schwab Corporation (“Schwab”) entered into an agreement with the Company and other funds managed by the Managing Investment Adviser whereby Schwab will fund a reserve account to be held by the Managing Investment Adviser or its affiliate. This reserve account was established so that the Company and other funds managed by the Managing Investment Adviser will be able to draw upon it to pay in full all costs incurred related to the termination of E&Y. This agreement was executed in order to ensure that these costs related to the termination of E&Y are not borne by the Company, the other funds managed by the Managing Investment Adviser or their respective shareholders. Schwab is an affiliate of the Company’s Managing Investment Adviser. In consideration of the funding of the reserve account, the Company and the other funds managed by the Managing Investment Adviser subrogated all of their claims, causes of action and rights against E&Y for payment of these expenses to Schwab.

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

Note 3 — Purchases and Sales of Securities

Excluding short-term investments, the Company’s purchases and sales of securities for the three month periods ended January 31, 2005, and January 31, 2004 were as follows:

Three-Month Period Ended January 31,	Purchases ($)	Proceeds ($)
2005	—	2,953,649
2004	—	2,315,964

Note 4 — Transactions with Affiliated Portfolio Companies

An affiliated company is a company in which the Company has ownership of over 5% of the voting securities. No dividend income was received from affiliated companies during the quarters ended January 31, 2005 and the year ended October 31, 2004. Transactions with companies which are or were affiliates are as follows:

Name of Investment	Shares/ Principal Amount/ Percentage Held at October 31, 2004	October 31, 2004 Value	For the Three Months Ended January 31, 2005				Shares/ Principal Amount/ Percentage Held at January 31, 2005	January 31, 2005 Value (Note 1)
			Conversion Cost	Sales/ Conversion Proceeds	Interest	Realized Gain (Loss)
Affiliated Companies
Mid- Atlantic Venture Fund III, LP	8.70%	$1,679,609	$—	$351,461	$—	$—	8.70%	$1,328,148
Clear Orbit Inc., Preferred Series A	1,428,572	5,000,013	—	—	—	—	1,428,572	5,000,013
Commonwealth Capital Ventures II, LLP	4.90%	1,870,855	—	—	—	—	4.89%	1,875,232
Firstsource Corp. Preferred Series A	2,388,345	—	—	—	—	—	2,388,345	—
Firstsource Corp. Promissory Note 12.00%, 6/30/01	2,666,667	—	—	—	—	—	2,666,667	—
Killerbiz, Inc., Promissory Note 8.00%, 6/10/2000 and 1/17/2001	750,000	—	—	—	—	—	750,000	—
Mosaica Education, Inc., Preferred Series C	75,059	3,537,722	—	—	—	—	75,059	3,537,722
Mosaica Education, Inc. Bridge Notes, 13.00%, 8/24/2006	$686,415	686,415	—	—	22,308	—	$686,415	686,415
Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006	$1,025,748	1,025,748	—	—	—	—	$1,025,748	1,025,748
Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 8/24/2006	$256,437	256,437	—	—	—	—	$256,437	256,437

Total Non Controlled Affiliates		$14,056,799	$—	$351,461	22,308	$—		$13,709,715

Name of Investment	Shares/ Principal Amount/ Percentage Held at October 31, 2003	October 31, 2003 Value	For the Year Ended October 31, 2004				Shares/ Principal Amount/ Percentage Held at October 31, 2004	October 31, 2004 Value (Note 1)
			Conversion Cost	Sales/ Conversion Proceeds	Interest	Realized Gain (Loss)
Affiliated Companies
Mid- Atlantic Venture Fund III, LP	8.71%	$1,774,031	$—	$—	$—	$—	8.70%	$1,679,609
Clear Orbit Inc., Preferred Series A	1,428,572	5,000,013	—	—	—	—	1,428,572	5,000,013
Commonwealth Capital Ventures II, LLP	5.73%	1,925,198	—	—	—	—	4.90%	1,870,855
Curon Medical, Inc., Common Stock	2,381,088	4,243,099	—	2,825,829	—	(4,246,672)	—	—
Curon Medical, Inc., Warrants	76,950	—	—	—	—	—	—	—
Firstsource Corp., Preferred Series A	2,388,345	—	—	—	—	—	2,388,345	—
Firstsource Corp., Promissory Note 8.00%, 6/30/2001	$2,666,667	—	—	—	—	—	$2,666,667	—
Killerbiz, Inc., Promissory Note 8.00%, 6/10/2000 and 1/17/2001	$750,000	—	—	—	—	—	$750,000	—
Mosaica Education, Inc., Preferred Series C	75,059	3,537,722	—	—	—	—	75,059	3,537,722
Mosaica Education, Inc. Bridge Notes, 13.00%, 8/24/2006	$686,415	686,415	—	—	89,087	—	$686,415	686,415
Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006	$1,025,748	1,025,748	—	—	—	—	$1,025,748	1,025,748
Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 8/24/2006	$256,437	256,437	—	—	—	—	$256,437	256,437

Total Non Controlled Affiliates		$18,448,663	$—	$2,825,829	$89,087	$(4,246,672)		$14,056,799

Note 5 — Pending Litigation

The Managing Investment Adviser was contacted in September, 2003 by the Office of the New York State Attorney General (the “NYAG”), and the Securities and Exchange Commission (the “SEC”) and later by the Attorney General of the State of West Virginia in connection with their investigations of practices in the mutual fund industry identified as “market timing” and “late trading” of mutual fund shares (the “Investigations”). The Managing Investment Adviser has been providing full cooperation with respect to these Investigations and continues to review the facts and circumstances relevant to the Investigations. As disclosed previously by the Managing Investment Adviser and its affiliates, with respect to the Managing Investment Adviser, these investigations have been focusing on circumstances in which a small number of parties were permitted to engage in short-term trading of certain mutual funds managed by the Managing Investment Adviser. The short-term trading activities permitted under these arrangements have been terminated and the Managing Investment Adviser has strengthened its policies and procedures to deter frequent trading.

The Managing Investment Adviser, and certain of its affiliates, has also been named in class action lawsuits which allege that the Managing Investment Adviser, certain of its affiliates, and others allowed certain parties to engage in illegal and improper mutual fund trading practices, which allegedly caused financial injury. The Managing Investment Adviser and certain affiliates have also been named in derivative actions alleging breach of fiduciary duty in relation to allegedly illegal and improper mutual fund trading practices. The class actions and derivative litigations had been consolidated by the federal courts in 2004 into a multi-district litigation, together with similar actions brought by the plaintiffs against other investment companies and their affiliates. Discovery is currently stayed on these actions.

While the ultimate outcome of these matters cannot be predicted with any certainty at this time, based on currently available information, the Managing Investment Adviser believes that the pending Investigations and private lawsuits are not likely to materially affect the Managing Investment Adviser’s ability to provide investment management services to the Company. The Company is not a subject of the Investigations nor party to the lawsuits described above.

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

Three-month Period Ended January 31, 2005 as Compared to the Similar Period in 2004

Realized and Unrealized Gains and Losses from Portfolio Investments

For the three-month periods ended January 31, 2005 and 2004, the Company had a net realized loss on security transactions of ($122,783) and $0, respectively. For the three-month periods ended January 31, 2004 and 2004, the Company had a net change in unrealized depreciation on investments of $1,104,559 and $3,382,459, respectively. The net realized loss for the period ended January 31, 2005 was primarily the result of the sale of stock received as a result of a distribution from one of the Company’s private investment funds, Trinity Ventures VI, LP.

The net change in unrealized appreciation for the period ended January 31, 2005 was the result of an increase in the valuation of the private investment funds. The net change in unrealized depreciation for the period ended January 31, 2004 was primarily related to an increase in the value of Curon Medical, Inc. (NASDAQ: CURN), a publicly-traded common stock held by the Company. The increase in Curon’s value during the period was driven by the appreciation of Curon’s closing market price, as well as a reduction of the discount rate applied to this security from 40% to 30%, as determined by the Adviser. The Company held 2,381,088 shares of common stock of Curon.

Investment Income and Expenses

For the three-month period ended January 31, 2005, the Company had investment income of $58,106 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser (as defined below), of $171,677, resulting in a net investment loss of ($113,571). In comparison, the Company had investment income of $33,507 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $217,486, resulting in net investment loss of ($183,979) for the three-month period ended January 31, 2003. There was an increase in investment income during the period ended January 31, 2005 in comparison to investment income earned during the period ended January 31, 2004 due to an increase in interest income paid by short-term securities held by the Company. The reduction in net operating expenses during the same periods is principally attributable to lower management fees accrued during the period ended January 31, 2005. Management fees declined during the period ended January 31, 2005 due to a decline in net assets.

United States Trust Company of New York, acting through its registered investment advisory division, U.S. Trust—New York Asset Management Division, and U.S. Trust Company, N.A., acting through its registered investment advisory division, U.S. Trust Company, N.A. Asset Management Division (together, the “Managing Investment Adviser”), provide investment management and administrative services required for the operation of the Company. The term Managing Investment Adviser includes, where applicable, U.S. Trust Company, the entity that merged into U.S. Trust Company, N.A. on June 1, 2003 as described in Note 2 to Item 1 above. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such management fee is determined and payable quarterly.

For the three-month periods ended January 31, 2005 and 2004, the Managing Investment Adviser earned $139,158 and $185,511 in management fees, respectively. In addition, for the three-month periods ended January 31, 2005 and 2004, the change in allowance for the management incentive fee was $0 and ($316,003), respectively. There was an incentive fee payable to the Managing Investment Adviser of $316,003 at January 31, 2004. The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25%, on an annual basis, of the Company’s average net assets. For the three-month periods ended January 31, 2005 and 2004, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amounts of $55,899 and $70,976, respectively, as a result of expenses incurred in excess of these limits.

Net Assets

At January 31, 2005, the Company’s net assets were $40,824,343 or a net asset value per common share of $208.57. This represents a decrease of $10,893,211 from net assets of $51,717,554, or a net asset value per common share of $264.23, at October 31, 2004. The decrease in net assets during the period is principally due to the distribution of $11,761,416, or $60.09 per share, paid on December 9, 2004 to shareholders. This was offset by a decrease in the unrealized depreciation primarily related to the Company’s private investment funds.

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

At January 31, 2005, the Company held $0 in cash and $4,229,953 in short-term investments as compared to $328,296 in cash and $13,051,488 in short-term investments at October 31, 2004. The decrease in cash and short-term investments during the period is the result of a distribution of $11,761,416, or $60.09 per share, paid on December 9, 2004 to shareholders of record as of December 6, 2004. The Company received distributions in the form of both cash and stock from its private investment funds during the period ended January 31, 2005. Proceeds from the distributions totaled $2,020,400. In connection with the Company’s commitments to private investment funds, a total of $58,250,000 has been contributed by the Company through January 31, 2004. The Company has no additional capital commitment obligations to the private funds it has invested in. The Company made no follow-on investments during the three-month period ended January 31, 2005.

The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs.

Application of Critical Accounting Policies

Under the supervision of the Company’s Valuation and Audit Committees, consisting of the independent directors of the Company, the Managing Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company’s financial condition because in total, they currently represent 89.1% of the Company’s net assets at January 31, 2005. For the private investments held at January 31, 2005, changes to these estimates, i.e. changes in the valuations of these private investments, resulted in a $1.0 million increase in net asset value.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

A majority of the Company’s investment portfolio consists of equity securities in private companies and private investment funds, representing 89.1% of the Company’s net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk normally associated with public equity markets. At January 31, 2005 and at October 31, 2004, the Company was not subject to equity price risk normally associated with public equity markets, except to the extent that the private investment funds that the Company has invested in has, from time to time, interests in securities which may be publicly traded.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of January 31, 2005 (the end of the period covered by this report), the Company’s principal executive officers and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

(1)	On November 2, 2004, the Company filed a Current Report on Form 8-K to report under Item 4.01 a change in the Company’s certifying accountant.

(2)	On November 4, 2004, the Company filed a Current Report on Form 8-K/A to report under Items 4.01 and 9.01 that the Company filed as an Exhibit the response of Ernst & Young LLP to the disclosures made in the report on Form 8-K filed by the Company on November 2, 2004.

(3)	On November 29, 2004, the Company filed a Current Report on Form 8-K to report under Item 4.01 that Deloitte & Touche LLP was the Company’s certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCELSIOR PRIVATE EQUITY FUND II, INC.

Date: March 16, 2005	By:	/s/ Douglas A. Lindgren
Douglas A. Lindgren
Chief Executive Officer

Date: March 16, 2005	By:	/s/ Robert F. Aufenanger
Robert F. Aufenanger
Treasurer
(Principal Financial Officer)