Form 10-Q
period 2005-04-30
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2005-06-14
CIK 1036052

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2005

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

As of June 1, 2005, there were 195,730 shares of the Registrant’s Common Stock, $.01 par value per share, outstanding.

EXCELSIOR PRIVATE EQUITY FUND II, INC.

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may causeExcelsior Private Equity Fund II, Inc.’s (the “Company’s”) actual results to differ from future performance suggested herein.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments (Unaudited)

	April 30, 2005
	Value	% of Net Assets
PORTFOLIO STRUCTURE

SHORT-TERM INVESTMENTS:
MONEY MARKET INSTRUMENTS	$7,373,242	16.47%
INVESTMENT COMPANIES	993,418	2.22%
PRIVATE INVESTMENT FUNDS	23,397,524	52.26%
PRIVATE COMPANIES	10,957,747	24.47%

TOTAL INVESTMENTS	42,721,931	95.42%
OTHER ASSETS & LIABILITIES (NET)	2,052,741	4.58%

NET ASSETS	$44,774,672	100.00%

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments

	October 31, 2004
	Value	% of Net Assets
PORTFOLIO STRUCTURE

SHORT-TERM INVESTMENTS:
MONEY MARKET INSTRUMENTS	$11,147,099	21.55%
INVESTMENT COMPANIES	1,904,389	3.68%
PRIVATE INVESTMENT FUNDS	27,369,451	52.92%
PRIVATE COMPANIES	10,957,747	21.19%

TOTAL INVESTMENTS	51,378,686	99.34%
OTHER ASSETS & LIABILITIES (NET)	338,868	0.66%

NET ASSETS	$51,717,554	100.00%

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments April 30, 2005 (Unaudited)

Par Value		Acquisition Date##	Value (Note 1)
MONEY MARKET INSTRUMENTS —16.47%
$1,475,000	Federal Home Loan Bank, 2.75%, 5/02/05 (Cost $1,474,775)		$1,474,775
5,000,000	Federal Farm Credit Bureau, 2.65%, 5/03/05 (Cost $4,998,817)		4,998,817
900,000	Morgan Stanley Commercial Paper, 2.80%, 5/05/05 (Cost $899,650)		899,650

	TOTAL MONEY MARKET INSTRUMENTS (Cost $7,373,242)		7,373,242

PRIVATE INVESTMENT FUNDS #, @ — 52.26%

Ownership Percentage
1.89%	Advanced Technology Ventures V, LP	09/98-10/02	710,634
2.63%	Brand Equity Ventures I, LP	03/98-10/01	628,438
0.96%	Brentwood Associates III, LP	06/99-10/02	4,864,718
1.98%	Broadview Capital Partners, LP	04/99-10/02	2,362,935
4.89%	Commonwealth Capital Ventures II, LP	01/99-10/02	1,829,657
3.96%	Communications Ventures III, LP	11/98-05/00	961,214
1.34%	Friedman, Fleischer & Lowe Capital Partners, LP	01/99-10/02	4,095,498
1.30%	Mayfield X, LP	06/99-05/02	765,568
0.62%	Mayfield X, Annex	07/02-10/02	191,898
8.70%	Mid-Atlantic Venture Fund III, LP †	04/98-02/01	2,376,804
2.64%	Morgenthaler Venture Partners V, LP	10/98-08/01	903,764
1.67%	Quad-C Partners V, LP	04/98-10/02	2,353,423
1.34%	Sevin Rosen Fund VI, LP	03/98-10/02	859,452
2.12%	Trinity Ventures VI, LP	09/98-10/02	493,521

	TOTAL PRIVATE INVESTMENT FUNDS (Cost $39,096,636)		23,397,524

Shares/Par Value
PRIVATE COMPANIES # — 24.47%
Preferred Stocks @ — 19.07%
Educational Services — 7.90%
75,059	Mosaica Education, Inc., Series C †	08/01	3,537,722

Internet Services — Business — 11.17%
1,428,572	Clear Orbit, Inc., Series A †	06/00	5,000,013
2,388,345	Firstsource Corp., Series A †	02/00	—

			5,000,013

	Total Preferred Stock (Cost $20,119,422)		8,537,735

Promissory Notes — 5.40%
Biotechnology — 1.00%
$451,412	Metrigen, Inc., 6.00%, 9/01/2009 @	07/03	451,412

Educational Services — 4.40%
$686,415	Mosaica Education, Inc. Bridge Notes, 13.00%, 8/24/2006†	02/01-08/01	686,415
$1,025,748	Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006 †@	02/01-08/01	1,025,748
$256,437	Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 8/24/2006†@	02/01-08/01	256,437

			1,968,600

Internet Services — Business — 0.00%
$2,666,667	Firstsource Corp., 8.00%, 6/30/2001 †@	12/00	—
$750,000	Killerbiz, Inc., 8.00%, 6/10/2000 and 1/17/2001 †@	12/99-08/00	—

			—

	Total Promissory Notes (Cost $5,836,679)		2,420,012

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments April 30, 2005 (Unaudited) — (continued)

Shares		Acquisition Date##	Value (Note 1)
PRIVATE COMPANIES # (Continued)
Warrants — 0.00%
Biotechnology — 0.00%
62,326	Metrigen, Inc.@	07/03	$—

	Total Warrants (Cost $0)		—

	TOTAL PRIVATE COMPANIES (Cost $25,956,101)		10,957,747

INVESTMENT COMPANIES — 2.22%
993,418	Dreyfus Government Cash Management Fund (Cost $993,418)		993,418

TOTAL INVESTMENTS (Cost $73,419,397) — 95.42%			42,721,931
OTHER ASSETS & LIABILITIES (NET) — 4.58%			2,052,741

NET ASSETS — 100.00%			$44,774,672

†	At April 30, 2005, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at April 30, 2005 was $12,883,139.

#	Restricted as to public resale. Acquired between March 1, 1998 and October 31, 2002. Total cost of restricted securities at April 30, 2005 aggregated $65,052,737. Total value of restricted securities owned at April 30, 2005 was $34,355,271 or 76.73% of net assets.

##	Required disclosure for restricted securities only.

@	Non-income producing security.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments October 31, 2004

Par Value		Acquisition Date	Value (Note 1)
MONEY MARKET INSTRUMENTS — 21.55%
$1,000,000	UBS Financial Commercial Paper 1.75%, 11/01/04		$999,951
1,000,000	Morgan Stanley Commercial Paper 1.79%, 11/02/04		999,901
1,000,000	Federal Home Loan Mortgage Corp. Discount Note 1.75%, 11/02/04		999,903
1,000,000	Danske Bank Commercial Paper 1.76%, 11/03/04		999,853
3,150,000	Federal Home Loan Bank Discount Note 1.70%, 11/04/04		3,149,405
1,000,000	Caterpillar Finance Commercial Paper 1.73%, 11/10/04		999,519
3,000,000	Federal National Mortgage Association Discount Note 1.72%, 11/10/04		2,998,567

	TOTAL MONEY MARKET INSTRUMENTS (Cost $11,147,099)		11,147,099

PRIVATE INVESTMENT FUNDS #, @ — 52.92%

Ownership Percentage
	Buyout Funds – 32.32%
0.97%	Brentwood Associates III, LP	06/99-10/02	3,792,759
1.88%	Broadview Capital Partners, LP	04/99-10/02	2,235,400
1.32%	Friedman, Fleischer & Lowe Capital Partners, LP	01/99-10/02	7,277,896
1.66%	Quad-C Partners V, LP	04/98-10/02	3,407,375

			16,713,430
	Early Stage Venture Funds – 16.68%
1.71%	Advanced Technology Ventures V, LP	09/98-10/02	655,265
4.90%	Commonwealth Capital Ventures II, LP	01/99-10/02	1,870,855
3.96%	Communications Ventures III, LP	11/98-05/00	700,754
1.30%	Mayfield X, LP	06/99-05/02	886,719
0.62%	Mayfield X, Annex	07/02-10/02	204,067
8.70%	Mid-Atlantic Venture Fund III, LP †	04/98-02/01	1,679,609
1.32%	Sevin Rosen Fund VI, LP	03/98-10/02	1,148,139
2.12%	Trinity Ventures VI, LP	09/98-10/02	1,483,588

			8,628,996
	Varied Stage Venture Funds – 3.92%
2.63%	Brand Equity Ventures, LP	03/98-10/01	506,775
2.64%	Morgenthaler Venture Partners V, LP	10/98-08/01	1,520,250

			2,027,025

	TOTAL PRIVATE INVESTMENT FUNDS (Cost $45,642,855)		27,369,451

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments October 31, 2004 - (continued)

Shares/Par Value		Acquisition Date	Value
PRIVATE COMPANIES # — 21.19%
Preferred Stocks @ — 16.51%
Educational Services — 6.84%
75,059	Mosaica Education, Inc., Series C †	08/01	$3,537,722

Internet Services — Business — 9.67%
1,428,572	Clear Orbit, Inc., Series A †	06/00	5,000,013
2,388,345	Firstsource Corp., Series A †	02/00	—

			5,000,013

	Total Preferred Stock (Cost $20,119,425)		8,537,735
Promissory Notes — 4.68%
Biotechnology — 0.87%
$451,412	Metrigen, Inc., 6.00%, 9/01/2009 @	07/03	451,412

Educational Services — 3.81%
$686,415	Mosaica Education, Inc. Bridge Notes, 13.00%, 8/24/2006†	02/01-08/01	686,415
$1,025,748	Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006 †@	02/01-08/01	1,025,748
$256,437	Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 8/24/2006†@	02/01-08/01	256,437

			1,968,600
Internet Services — Business — 0.00%
$2,666,667	Firstsource Corp., Promissory Note, 8.00%, 6/30/2001 †@	12/00	—
$750,000	Killerbiz, Inc., Promissory Note 8.00%, 6/10/2000 and 1/17/2001 †@	12/99-08/00	—

			—

	Total Promissory Notes (Cost $5,836,679)		2,420,012

Warrants — 0.00%
Biotechnology — 0.00%
62,326	Metrigen, Inc.@	07/03	—

	Total Warrants (Cost $0)		—

	TOTAL PRIVATE COMPANIES (Cost $25,956,104)		10,957,747

INVESTMENT COMPANIES — 3.68%
1,904,389	Dreyfus Government Cash Management Fund (Cost $1,904,389)		1,904,389

TOTAL INVESTMENTS (Cost $84,650,447) — 99.34%			51,378,686
OTHER ASSETS & LIABILITIES (NET) — 0.66%			338,868

NET ASSETS — 100.00%			$51,717,554

†	At October 31, 2004, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at October 31, 2004 was $12,185,944.

#	Restricted as to public resale. Acquired between March 1, 1998 and October 31, 2003. Total cost of restricted securities at October 31, 2004 aggregated $71,598,959. Total value of restricted securities owned at October 31, 2004 was $38,327,198 or 74.11% of net assets.

@	Non-income producing security.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Assets and Liabilities

	April 30, 2005	October 31, 2004
	(Unaudited)
ASSETS:
Unaffiliated issuers, at value (Cost $43,556,587 and $54,436,176 respectively)	$29,838,792	$39,192,742
Affiliated issuers, at value (Cost $29,862,810 and $30,214,271 respectively)	12,883,139	12,185,944

Investments, at value (Cost $73,419,397 and $84,650,447 respectively) (Note 1)	$42,721,931	$51,378,686
Cash	260	328,296
Receivable from investment advisor (Note 2)	227,935	141,397
Interest receivable	330,527	286,687
Receivable from underlying fund	1,759,029	—
Other assets	14,162	1,640

Total Assets	45,053,844	52,136,706

LIABILITIES:
Management fees payable (Note 2)	202,722	161,438
Administration fees payable (Note 2)	24,958	25,236
Professional fees payable	25,239	152,969
Board of Directors fees payable (Note 2)	25,253	66,000
Accrued expenses and other payables	1,000	13,509

Total Liabilities	279,172	419,152

NET ASSETS	$44,774,672	$51,717,554

NET ASSETS consist of:
Accumulated net investment loss	$(215,826)	$—
Accumulated net realized loss on investments	(29,163,799)	(31,623,864)
Net unrealized (depreciation) on investments	(30,697,466)	(33,271,761)
Par value	1,957	1,957
Paid-in capital in excess of par value	104,849,806	116,611,222

Total Net Assets	$44,774,672	$51,717,554

Shares of Common Stock Outstanding ($0.01 par value, 200,000 authorized)	195,730	195,730
NET ASSET VALUE PER SHARE	$228.76	$264.23

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Operations (Unaudited)

	Six Months Ended April 30,
	2005	2004
INVESTMENT INCOME:
Interest income from affiliated investments	$44,067	$44,471
Interest income from unaffiliated investments	66,492	16,698
Dividend income	16,700	8,530

Total Investment Income	127,259	69,699

EXPENSES:
Managing investment adviser fees (Note 2)	285,981	352,596
Administration fees (Note 2)	49,385	72,705
Professional fees	135,040	62,210
Board of Directors fees and expenses (Note 2)	29,754	29,877
Insurance expense	14,003	15,623
Miscellaneous expenses	17,599	1,506

Total Expenses	531,762	534,517

Expenses reimbursed by Managing Investment Adviser (Note 2)	(188,677)	(118,121)

Net Expenses	343,085	416,396

NET INVESTMENT (LOSS)	(215,826)	(346,697)

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS: (Note 1)
Net realized gain on unaffiliated investments	2,460,065	—
Net change in unrealized depreciation on investments	2,574,295	1,433,206

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS	5,034,360	1,433,206

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$4,818,534	$1,086,509

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Operations (Unaudited)

	Three Months Ended April 30,
	2005	2004
INVESTMENT INCOME:
Interest income from affiliated investments	$21,758	$22,236
Interest income from unaffiliated investments	39,379	9,768
Dividend income	8,016	4,188

Total Investment Income	69,153	36,192

EXPENSES:
Managing investment adviser fees (Note 2)	146,823	167,085
Administration fees (Note 2)	24,135	29,736
Professional fees	98,492	30,738
Board of Directors fees and expenses (Note 2)	14,631	14,754
Insurance expense	7,799	7,701
Miscellaneous expenses	12,307	(3,959)

Total Expenses	304,187	246,055

Expenses reimbursed by Managing Investment Adviser (Note 2)	(132,778)	(47,145)

Net Expenses	171,409	198,910

NET INVESTMENT (LOSS)	(102,256)	(162,718)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS: (Note 1)
Net realized gain on unaffiliated investments	2,582,848	—
Net change in unrealized depreciation on investments	1,469,736	(1,949,253)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS	4,052,584	(1,949,253)

Net change in allowance for management incentive fee	—	316,003

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$3,950,328	$(1,795,968)

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Changes in Net Assets (Unaudited)

	Six Months Ended April 30,
	2005	2004
OPERATIONS:
Net investment loss	$(215,826)	$(346,697)
Net realized gain on investments	2,460,065	—
Net change in unrealized (depreciation) on investments	2,574,295	1,433,206

Net increase in net assets resulting from operations	4,818,534	1,086,509

DISTRIBUTIONS TO SHAREHOLDERS:
Distributions	(11,761,416)	—

NET INCREASE/DECREASE IN NET ASSETS	(6,942,882)	1,086,509

NET ASSETS:
Beginning of period	51,717,554	49,716,188

End of period (including accumulated net investment loss of $(215,826) and $(346,697), respectively)	$44,774,672	$50,802,697

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Cash Flows (Unaudited)

	Six Months Ended April 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$4,818,534	$1,086,509
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (depreciation) on investments	(2,574,295)	(1,433,206)
Sale/ (purchase) of short-term investments – net	4,684,828	(5,699,563)
Proceeds received from the sale of investments and distributions received from private investment funds	7,247,259	3,287,498
Net realized gain on investments	(2,460,065)	—
(Increase)/decrease in receivable from investment adviser	(86,538)	38,689
Increase in interest receivable	(43,840)	(44,372)
Increase in other assets	(12,522)	(16,056)
Increase/(decrease) in management fee payable	41,284	(14,699)
Decrease in Board of Directors fees payable	(40,747)	(36,123)
(Decrease)/increase in other expenses payable	(140,518)	16,666

Net cash provided by (used in) operating activities	11,433,380	(2,814,657)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Distributions to Shareholders	(11,761,416)	—

Net Cash used in Financing Activities	(11,761,416)	—

Net increase (decrease) in cash	328,036	(2,814,657)

Cash at beginning of period	328,296	2,852,110

Cash at end of period	$260	$37,453

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Financial Highlights—Selected Per Share Data and Ratios (Unaudited)

Per Share Operating Performance (1)

	Six Months Ended April 30, 2005	Six Months Ended April 30, 2004
NET ASSET VALUE, BEGINNING OF PERIOD	$264.23	$254.00
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(1.10)	(1.77)
Net realized and unrealized gain (loss) on investments	25.72	7.32

Total from Investment Operations	24.62	5.55

DISTRIBUTIONS TO SHAREHOLDERS:
Return of Capital Distribution	(60.09)	—

NET INCREASE/DECREASE IN NET ASSETS	(35.47)	5.55
NET ASSET VALUE, END OF PERIOD	$228.76	$259.55

TOTAL NET ASSET VALUE RETURN (3) (4)	11.52%	2.19%
Ratios and supplemental data:
Net assets, end of period (thousands)	$44,775	$50,803
Ratios to average net assets (2)
Gross expenses (5)	(2.32)%	2.09%
Net expenses	(1.50)%	1.63%
Net investment loss	(0.94)%	(1.36)%
Portfolio turnover (3)	0.00%	0.00%

(1)	For a share outstanding throughout the period

(2)	Annualized

(3)	Not annualized

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

April 30, 2005 (Unaudited)

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

The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

The valuation of the Company’s private investment funds is based upon its pro-rata share of the value of the net assets of a Private Investment Fund as determined by such private investment fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company’s investments in private investment funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Managing Investment Adviser, the Managing Investment Adviser, under the supervision of the Board of Directors, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any. The valuation of the Company’s private investment funds also includes capital contributions to such Private Investment Funds made in advance of remaining capital commitments being called by the private investment funds’ respective general partners. At April 30, 2005 and October 31, 2004, these contributions paid in advance totaled $2,134,459, and are included in investments on the statement of assets and liabilities. These contributions paid in advance are non-income producing.

At April 30, 2005 and October 31, 2004, market quotations were not readily available for securities valued at $34,355,271 or 76.73% of net assets and $38,327,198 or 74.11% of net assets, respectively. Such securities were valued by the Managing Investment Adviser under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

(c) Repurchase agreements:

The Company may enter into agreements to purchase securities and to resell them at a future date. It is the Company’s policy to take receipt of securities purchased and to ensure that the market value of the collateral including accrued interest is sufficient to protect the Company from losses incurred in the event the counterparty does not repurchase the securities. If the counterparty defaults and the value of the collateral declines or if bankruptcy proceedings are commenced with respect to the seller of the security, realization of the collateral by the Company may be delayed or limited.

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

The tax character of distributions paid may differ from the character of distributions shown on the statement of changes in net assets due to tax treatment of certain distributions. No distributions were made in the quarters ended April 30, 2005 and April 30, 2004.

The cost of the private investment funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the private investment funds. As of October 31, 2004 and April 30, 2005, the Company had not received information to determine the tax cost of the private investment funds as of October 31, 2004 and April 30, 2005, and therefore to determine the Company’s unrealized gain or loss on a tax basis. At April 30, 2005, the cost of all other investments for federal tax purposes was $34,322,761, and those investments had a tax basis net unrealized depreciation of $14,998,354, consisting of gross appreciation of $16 and gross depreciation of $14,998,370. At October 31, 2004, the cost of all other investments for federal tax purposes was $39,007,592, and those investments had a tax basis net unrealized depreciation of $14,998,357, consisting of gross appreciation of $13 and gross depreciation of $14,998,370.

Note 2 — Investment Advisory Fee, Administration Fee and Related Party Transactions

Prior to June 1, 2003, and pursuant to an Investment Management Agreement (“Agreement”), United States Trust Company of New York (“U.S. Trust NY”) and U.S. Trust Company (“U.S. Trust”) served as the Managing Investment Adviser to the Company. Under the Agreement, for the services provided, the Managing Investment Adviser is entitled to receive a management fee at the annual rate of 1.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested or committed to be invested in Private Companies or private investment funds and equal to an annual rate of 0.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested in short-term investments and are not committed to Private Companies or private investment funds. Prior to June 1, 2003, and pursuant to a sub-advisory agreement (the “Sub-Advisory Agreement”) among the

Company, U.S. Trust NY, U.S. Trust and U.S. Trust Company, N.A., U.S. Trust Company, N.A. served as the investment sub-adviser to the Company and received an investment management fee from the Managing Investment Adviser. As of April 30, 2005 and October 31, 2004, $202,722 and $161,438, respectively, were payable to the Managing Investment Adviser.

In addition to the management fee, the Company has agreed to pay the Managing Investment Adviser an incentive fee in an amount equal to 20% of the cumulative realized capital gains (net of realized capital losses and unrealized net capital depreciation) on investments other than private investment funds, less the aggregate amount of incentive fee payments in prior years. If the amount of the incentive fee in any year is a negative number, or cumulative net realized gains less net unrealized capital depreciation at the end of any year is less than such amount calculated at the end of the previous year, the Managing Investment Adviser will be required to repay the Company all or a portion of the incentive fee previously paid. During the six months ended April 30, 2005 and April 30, 2004, no incentive fee was earned by and payable to the Managing Investment Adviser.

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

The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company’s, exclusive of management fees, to the extent they exceed 0.25% of the Company’s average net assets. This reimbursement amounted to $188,677 and $118,121, for the six month periods ended April 30, 2005 and April 30, 2004, respectively.

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

On November 23, 2004, the Company engaged Deloitte & Touche LLP (“D&T”) as the Company’s Registered Public Accounting Firm for the fiscal year ended October 31, 2004, replacing Ernst & Young LLP (“E&Y”), the Company’s prior independent public accountants. E&Y was terminated by the Company on October 28, 2004 as a result of concerns regarding their independence at the time of issuance of their report on the Company’s October 31, 2003 financial statements. These concerns are the result of certain real estate consulting services performed by E&Y on a contingent fee basis for Charles Schwab & Co., Inc., an affiliate of the Company’s Managing Investment Adviser.

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

Note 3 — Purchases and Sales of Securities

Excluding short-term investments, the Company’s purchases and sales of securities including distributions received for the six-month periods ended April 30, 2005, and April 30, 2004 were as follows:

Six-Month Period Ended April 30,	Purchases ($)	Proceeds ($)
2005	—	7,247,259
2004	—	3,287,498

Note 4 — Transactions with Affiliated Portfolio Companies

An affiliated company is a company in which the Company has ownership of over 5% of the voting securities. No dividend income was received from affiliated companies during the six months ended April 30, 2005 and 2004 and the year ended October 31, 2004. Transactions with companies which are or were affiliates are as follows:

Name of Investment	Shares/ Principal Amount/ Percentage Held at October 31, 2004	October 31, 2004 Value	For the Six Months Ended April 30, 2005				Shares/ Principal Amount/ Percentage Held at April 30, 2005	April 30, 2005 Value (Note 1)
			Conversion Cost	Sales/ Conversion Proceeds	Interest	Realized Gain (Loss)
Affiliated Companies
Mid-Atlantic Venture Fund III, LP	8.70%	$1,679,609	$—	$351,461	$—	$—	8.70%	$2,376,804
Clear Orbit Inc., Preferred Series A	1,428,572	5,000,013	—	—	—	—	1,428,572	5,000,013
Firstsource Corp., Preferred Series A	2,388,345	—	—	—	—	—	2,388,345	—
Firstsource Corp., Promissory Note 12.00%, 6/30/2001	$2,666,667	—	—	—		—	$2,666,667	—
Killerbiz, Inc., Promissory Note 8.00%, 6/10/2000 and 1/17/2001	$750,000	—	—	—		—	$750,000	—
Mosaica Education, Inc., Preferred Series C	75,059	3,537,722	—	—		—	75,059	3,537,722
Mosaica Education, Inc. Bridge Notes, 13.00%, 8/24/2006	$686,415	686,415	—	—	44,067	—	$686,415	686,415
Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006	$1,025,748	1,025,748	—	—	—	—	$1,025,748	1,025,748
Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 8/24/2006	$256,437	256,437	—	—	—	—	$256,437	256,437

Total Non Controlled Affiliates		$12,185,944	$—	$351,461	$44,067	$—		$12,883,139

Name of Investment	Shares/ Principal Amount/ Percentage Held at October 31, 2003	October 31, 2003 Value	For the Year Ended October 31, 2004				Shares/ Principal Amount/ Percentage Held at October 31, 2004	October 31, 2004 Value (Note 1)
			Conversion Cost	Sales/ Conversion Proceeds	Interest	Realized Gain (Loss)
Affiliated Companies
Mid-Atlantic Venture Fund III, LP	8.71%	$1,774,031	—	—	—	—	8.70%	$1,679,609
Clear Orbit Inc., Preferred Series A	1,428,572	5,000,013	—	—	—	—	1,428,572	5,000,013
Commonwealth Capital Ventures II, LLP	5.73%	1,925,198	—	—	—	—	4.90%	1,870,855	*
Curon Medical, Inc., Common Stock	2,381,088	4,243,099	—	2,825,829	—	(4,246,672)	—	—
Curon Medical, Inc., Warrants	76,950	—	—	—	—	—	—	—
Firstsource Corp., Preferred Series A	2,388,345	—	—	—	—	—	2,388,345	—
Firstsource Corp., Promissory Note 8.00%, 6/30/2001	2,666,667	—	—	—	—	—	2,666,667	—
Killerbiz, Inc., Promissory Note 8.00%, 6/10/2000 and 1/17/2001	750,000	—	—	—	—	—	750,000	—
Mosaica Education, Inc., Preferred Series C	75,059	3,537,722	—	—	—	—	75,059	3,537,722
Mosaica Education, Inc. Bridge Notes, 13.00%, 8/24/2006	686,415	686,415	—	—	89,087	—	686,415	686,415
Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006	1,025,748	1,025,748	—	—	—	—	1,025,748	1,025,748
Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 8/24/2006	256,437	256,437	—	—	—	—	256,437	256,437

Total Non Controlled Affiliates		$18,448,663	$—	$2,825,829	$89,087	$(4,246,672)		$14,056,799

*	- security was not an affiliate as of October 31, 2004 and so is not denoted as such on the October 31, 2004 Portfolio of Investments or included in the cost and market value of affiliated issuers on the October 31, 2004 statement of assets and liabilities.

Note 5 — Pending Litigation

The Managing Investment Adviser was contacted in September, 2003 by the Office of the New York State Attorney General (the “NYAG”), and the Securities and Exchange Commission (the “SEC”) and later by the Attorney General of the State of West Virginia in connection with their investigations of practices in the mutual fund industry identified as “market timing” and “late trading” of mutual fund shares (the “Investigations”). The Managing Investment Adviser has been providing full cooperation with respect to these Investigations and continues to review the facts and circumstances relevant to the Investigations. As disclosed previously by the Managing Investment Adviser, these Investigations have been focusing on circumstances in which a small number of parties were permitted to engage in short-term trading of certain mutual funds managed by the Managing Investment Advisor. The short-term trading activities permitted under these arrangements have been terminated and the Managing Investment Adviser has strengthened its policies and procedures to deter frequent trading.

The Managing Investment Adviser, and certain of its affiliates, has also been named in five class action lawsuits which allege that the Managing Investment Adviser, certain of its affiliates, and others allowed certain parties to engage in illegal and improper mutual fund trading practices, which allegedly caused financial injury to the shareholders of certain mutual funds managed by the Managing Investment Advisor. Each seeks unspecified monetary damages and related equitable relief. The Managing Investment Adviser and certain affiliates have also been named in two derivative actions alleging breach of fiduciary duty in relation to allegedly illegal and improper mutual fund trading practices.

The class and derivative actions described above have been transferred to the United States District Court for the District of Maryland for coordinated and consolidated pre-trial proceedings. The Maryland court is expected to hear oral argument on the defendants’ motions to dismiss in mid-June, 2005. The defendants will not be required to answer the complaints until such motions have been decided. In addition, the Maryland court ruled in March 2005 that discovery with respect to all claims in the consolidated actions should be stayed until the court has ruled on the pending motions to dismiss the consolidated complaints.

While the ultimate outcome of these matters cannot be predicted with any certainty at this time, based on currently available information, the Managing Investment Adviser believes that the pending Investigations and private lawsuits are not likely to materially affect the Investment Adviser’s ability to provide investment management services to the Company. The Company is not a subject of the Investigations or party to the lawsuits described above.

Note 6 — Guarantees

In the normal course of business, the Company enters into contractual agreements that provide general indemnifications against losses, costs, claims and liabilities arising from the performance of individual obligations under such agreements. The Company has had no prior claims or payments pursuant to such agreements. The Company’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Company expects the risk of loss to be remote.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Six-month and Three-month Periods Ended April 30, 2005 as Compared to the Similar Periods in 2004

Realized and Unrealized Gains and Losses from Portfolio Investments

For the six-month periods ended April 30, 2005 and 2004, the Company had a net realized gain on security transactions of $2,460,065 and $0, respectively. For the six-month periods ended April 30, 2005 and 2004, the Company had a net change in unrealized depreciation on investments of $2,574,295 and $1,433,206, respectively. The net realized gain for the period ended April 30, 2005 was primarily the result of realized gains on the sale of stock distributed by the Company’s private investment funds. The net change in unrealized depreciation on investments for the six-month period ended April 30, 2005 is the result of an increase in the overall valuation of the private investment funds. The net change in unrealized depreciation on investments for the six-month period ended April 30, 2004 is the result of an increase in the valuation of the Company’s private investment funds. This was offset partially by the decline in the value of Curon Medical, Inc. (NASDAQ: CURN), a publicly-traded common stock held by the Company, which was net of the effect of the decrease in discount rate applied to this security from 40% to 30% at October 31, 2003 and April 30, 2004, respectively.

For the three-month periods ended April 30, 2005 and 2004, the Company had a net realized gain on security transactions of $2,582,848 and $0, respectively. For the three-month periods ended April 30, 2005 and 2004, the Company had a net change in unrealized depreciation on investments of $1,469,736 and ($1,949,253), respectively. The net realized gain for the period ended April 30, 2005 was primarily the result of realized gains on the sale of stock distributed by the Company’s private investment funds. The net change in unrealized depreciation on investments for the three-month period ended April 30, 2005 is the result of an increase in the overall valuation of the private investment funds. The net change in unrealized depreciation on investments for the three-month period ended April 30, 2004 is the result of a decline in the value of Curon Medical, Inc. (NASDAQ: CURN), a publicly-traded common stock held by the Company. This decline was partially offset by an increase in the overall valuation of the Company’s private investment funds.

Investment Income and Expenses

For the six-month periods ended April 30, 2005, the Company had investment income of $127,259 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser (as defined below), of $343,085, resulting in a net investment loss of ($215,826). In comparison, the Company had investment income of $69,699 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $416,396, resulting in net investment loss of ($346,697) for the six-month period ended April 30, 2004. The primary reason for the increase in investment income was an increase in short-term securities held by the Company as a result of distributions paid to the Company by its private investment funds and a reduction in net expenses. The reduction in net expenses is principally attributable to lower managing investment adviser and administrative fees due to a decrease in net assets under management. This was partially offset by an increase in professional fees and other expenses.

For the three-month period ended April 30, 2005, the Company had investment income of $69,153 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser (as defined below), of $171,409, resulting in a net investment loss of ($102,256). In comparison, the Company had investment income of $36,192 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $198,910, resulting in a net investment loss of ($162,718) for the similar period ended April 30, 2004. The primary reason for the increase in investment income was an increase in interest income due to an increase in the amount of short-term securities held. Total expenses increased due to an increase in professional fees and other expenses. This was partially offset by lower managing investment adviser fees and administration fees which resulted from a lower level of assets under management. Net expenses decreased as a result of a higher level of adjusted expense reimbursement by the Managing Investment Adviser for the period ended April 30, 2005.

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

For the six-month periods ended April 30, 2005 and 2004, the Managing Investment Adviser earned $285,981 and $352,596 in management fees, respectively. This decrease is due to a decline in net assets under management. In addition, for the six-month periods ended April 30, 2005 and 2004, there was no incentive fee payable by the Managing Investment Adviser. The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25%, on an annual basis, of the Company’s average net assets. For the six-month periods ended April 30, 2005 and 2004, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amounts of $188,677 and $118,121, respectively, as a result of expenses incurred in excess of these limits.

For the three-month periods ended April 30, 2005 and 2004, the Managing Investment Adviser earned $146,823 and $167,085 in management fees, respectively. This decrease is due to a decline in net assets under management. In addition, for the three-month periods ended April 30, 2005 and 2004, there was a decrease in allowance for the management incentive fee of $0 and $316,003, respectively. There is no change in allowance for the management incentive fee for the three-month period ended April 30, 2005. There was a reversal of the incentive fee payable to the Company by the Managing Investment Adviser of $316,003 during the period ended April 30, 2004 due to a decrease in the value of the Company’s portfolio company investments as of April 30, 2004. The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25%, on an annual basis, of the Company’s average net assets. For the three-month periods ended April 30,2005 and 2004, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amounts of $132,778 and $47,145, respectively, as a result of expenses incurred in excess of these limits.

Net Assets

At April 30, 2005, the Company’s net assets were $44,774,672 or a net asset value per common share of $228.76. This represents a decrease of $6,942,882, or $35.47 per share, from net assets of $51,717,554, or a net asset value per common share of $264.23, at October 31, 2004. The decrease in net assets during the period is principally due to the distribution of $11,761,416, or $60.09 per share, paid on December 9, 2004 to shareholders. This decrease was offset by an increase in realized gain and a decrease in unrealized depreciation primarily related to the Company’s private investment funds.

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

At April 30, 2005, the Company held $260 in cash and $8,366,660 in short-term investments as compared to $328,296 in cash and $13,051,488 in short-term investments at October 31, 2004. The decrease in cash and short-term investments during the period is primarily the result of a distribution of $11,761,416, or $60.09 per share, paid on December 9, 2004 to shareholders of record as of December 6, 2004. During the six-month period ended April 30, 2005, the Company received proceeds from distributions from its private investment funds totaling approximately $7.2 million. In connection with the Company’s commitments to private investment funds, a total of $58,250,000 has been contributed by the Company through April 30, 2005. The Company has no additional capital commitment obligations to the private funds it has invested in. The Company made no follow-on investments during the six-month period ended April 30, 2005.

The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs.

Application of Critical Accounting Policies

Under the supervision of the Company’s Valuation and Audit Committees, consisting of the independent directors of the Company, the Managing Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company’s financial condition because in total, they currently represent 76.7% of the Company’s net assets at April 30, 2005. For the private investments held at April 30, 2005, changes to these estimates, i.e. changes in the valuations of these private investments, resulted in a $5.0 million increase in net asset value.

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

Initially, direct private company investments are valued based upon their original cost until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct private company investments will be valued by the “private market” or “appraisal” methods of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the company such as earnings, net worth, reliable private sale prices of the company’s securities, the market prices for similar securities of comparable companies, an assessment of the company’s future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Managing Investment Adviser or a committee of the Board of Directors, both under the supervision of the Board of Directors, and, in any event, not less frequently than quarterly. However, there can be no assurance that such value will represent the return that might ultimately be realized by the Company from the investments.

The valuation of the Company’s private funds is based upon its pro-rata share of the value of the assets of a private fund as determined by such private fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company’s investments in private funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Managing Investment Adviser, the Managing Investment Adviser, under supervision of the Board of Directors, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any.

The Managing Investment Adviser also makes estimates regarding discounts on market prices of publicly traded securities where appropriate. For securities which have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

A majority of the Company’s investment portfolio consists of equity securities in private companies and private investment funds, representing 76.7% of the Company’s net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk normally associated with public equity markets. At April 30, 2005 and at October 31, 2004, the Company was not subject to equity price risk normally associated with public equity markets, except to the extent that the private investment funds that the Company has invested in has, from time to time, interests in securities which may be publicly traded.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of April 30, 2005 (the end of the period covered by this report), the Company’s principal executive officers and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

(b) Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EXCELSIOR PRIVATE EQUITY FUND II, INC.

Date: June 14, 2005	By:	/s/ Douglas A. Lindgren
Douglas A. Lindgren
Chief Executive Officer

Date: June 14, 2005	By:	/s/ Robert F. Aufenanger
Robert F. Aufenanger
Treasurer
(Principal Financial Officer)