Form 10-Q
period 2005-07-31
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2005-09-14
CIK 1036052

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2005, there were 195,730 shares of the Registrant’s Common Stock, $.01 par value per share, outstanding.

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

PART I. FINANCIAL	INFORMATION

Item 1.	Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments (Unaudited)

	July 31, 2005
	Value	% of Net Assets
PORTFOLIO STRUCTURE

SHORT-TERM INVESTMENTS:
MONEY MARKET INSTRUMENTS	$10,613,146	24.15%
INVESTMENT COMPANIES	960,523	2.19%

TOTAL SHORT-TERM INVESTMENTS	11,573,669	26.34%
PRIVATE INVESTMENT FUNDS	20,898,530	47.55%
PRIVATE COMPANIES	10,957,747	24.93%

TOTAL INVESTMENTS	43,429,946	98.82%
OTHER ASSETS & LIABILITIES (NET)	519,230	1.18%

NET ASSETS	$43,949,176	100.00%

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments

	October 31, 2004
	Value	% of Net Assets
PORTFOLIO STRUCTURE

SHORT-TERM INVESTMENTS:
MONEY MARKET INSTRUMENTS	$11,147,099	21.55%
INVESTMENT COMPANIES	1,904,389	3.68%
PRIVATE INVESTMENT FUNDS	27,369,451	52.92%
PRIVATE COMPANIES	10,957,747	21.19%

TOTAL INVESTMENTS	51,378,686	99.34%
OTHER ASSETS & LIABILITIES (NET)	338,868	0.66%

NET ASSETS	$51,717,554	100.00%

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments July 31, 2005 (Unaudited)

Par Value		Acquisition Date##	Value (Note 1)
MONEY MARKET INSTRUMENTS — 24.15%
$1,000,000	Danske Commercial Paper, 3.26%, 8/1/05 (Cost $1,000,000)		$1,000,000
845,000	UBS Financial Commercial Paper, 3.25%, 8/5/05 (Cost $844,695)		844,695
1,000,000	First Tennessee Bank CD, 3.31%, 8/10/05 (Cost $1,000,000)		1,000,000
1,000,000	Morgan Stanley Commercial Paper, 3.31%, 8/10/05 (Cost $999,172)		999,172
1,000,000	Dexia Delaware Commercial Paper, 3.29%, 8/12/05 (Cost $998,995)		998,995
1,000,000	Royal Bank of Scotland Commercial Paper, 3.28%, 8/12/05 (Cost $998,998)		998,998
3,775,000	Federal Home Loan Bank Discount Note, 3.22%, 8/12/05 (Cost $3,771,286)		3,771,286
1,000,000	Washington Mutual Bank Note, 3.40%, 9/6/05 (Cost $1,000,000)		1,000,000

	TOTAL MONEY MARKET INSTRUMENTS (Cost $10,613,146)		10,613,146

PRIVATE INVESTMENT FUNDS #, @ — 47.55%

Ownership Percentage
1.71%	Advanced Technology Ventures V, LP	09/98-10/02	681,062
2.63%	Brand Equity Ventures I, LP	03/98-10/01	603,232
0.93%	Brentwood Associates III, LP	06/99-10/02	5,062,399
1.98%	Broadview Capital Partners, LP	04/99-10/02	2,029,910
4.89%	Commonwealth Capital Ventures II, LP	01/99-10/02	2,013,875
3.96%	Communications Ventures III, LP	11/98-05/00	435,355
1.32%	Friedman, Fleischer & Lowe Capital Partners, LP	01/99-10/02	2,894,800
1.21%	Mayfield X, LP	06/99-05/02	829,170
0.62%	Mayfield X, Annex	07/02-10/02	190,728
8.71%	Mid-Atlantic Venture Fund III, LP †	04/98-02/01	2,121,068
2.64%	Morgenthaler Venture Partners V, LP	10/98-08/01	720,784
0.79%	Quad-C Partners V, LP	04/98-10/02	1,878,187
1.36%	Sevin Rosen Fund VI, LP	03/98-10/02	951,733
1.30%	Trinity Ventures VI, LP	09/98-10/02	486,227

	TOTAL PRIVATE INVESTMENT FUNDS (Cost $38,044,854)		20,898,530

Shares/Par Value
PRIVATE COMPANIES # — 24.93%
Preferred Stocks @ — 19.42%
Educational Services — 8.05%
75,059	Mosaica Education, Inc., Series C †	08/01	3,537,722

Internet Services — Business — 11.37%
1,428,572	Clear Orbit, Inc., Series A †	06/00	5,000,013
2,388,345	Firstsource Corp., Series A †	02/00	—

			5,000,013

	Total Preferred Stock (Cost $20,119,422)		8,537,735

Promissory Notes — 5.51%
Biotechnology — 1.03%
$451,412	Metrigen, Inc., 6.00%, 9/01/2009	07/03	451,412

Educational Services — 4.48%
$686,415	Mosaica Education, Inc. Bridge Notes, 13.00%, 8/24/2006†	02/01-08/01	686,415
$1,025,748	Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006 †@	02/01-08/01	1,025,748
$256,437	Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 8/24/2006†@	02/01-08/01	256,437

			1,968,600

Internet Services — Business — 0.00%
$2,666,667	Firstsource Corp., 8.00%, 6/30/2001 †	12/00	—
$750,000	Killerbiz, Inc., 8.00%, 6/10/2000 and 1/17/2001 †@	12/99-08/00	—

	Total Promissory Notes (Cost $5,836,679)		$2,420,012

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments July 31, 2005 (Unaudited) — (continued)

Shares		Acquisition Date##	Value (Note 1)
PRIVATE COMPANIES # (Continued)
Warrants — 0.00%
Biotechnology — 0.00%
62,326	Metrigen, Inc., Warrant (Cost $0) (expiration date 12/20/12)	07/03	—

	TOTAL PRIVATE COMPANIES (Cost $25,956,101)		10,957,747

INVESTMENT COMPANIES — 2.19%
960,523	Dreyfus Government Cash Management Fund (Cost $960,523)		960,523

TOTAL INVESTMENTS (Cost $75,574,624) — 98.82%			43,429,946
OTHER ASSETS & LIABILITIES (NET) — 1.18%			519,230

NET ASSETS — 100.00%			$43,949,176

†	At July 31, 2005, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at July 31, 2005 was $12,627,403.

#	Restricted as to public resale. Acquired between March 1, 1998 and October 31, 2002. Total cost of restricted securities at July 31, 2005 aggregated to $64,000,955. Total value of restricted securities owned at July 31, 2005 was $31,856,277 or 72.48% of net assets.

##	Required disclosure for restricted securities only.

@	Non-income producing security.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments October 31, 2004

Par Value		Acquisition Date##	Value (Note 1)
MONEY MARKET INSTRUMENTS — 21.55%
$1,000,000	UBS Financial Commercial Paper 1.75%, 11/01/04		$999,951
1,000,000	Morgan Stanley Commercial Paper 1.79%, 11/02/04		999,901
1,000,000	Federal Home Loan Mortgage Corp. Discount Note 1.75%, 11/02/04		999,903
1,000,000	Danske Bank Commercial Paper 1.76%, 11/03/04		999,853
3,150,000	Federal Home Loan Bank Discount Note 1.70%, 11/04/04		3,149,405
1,000,000	Caterpillar Finance Commercial Paper 1.73%, 11/10/04		999,519
3,000,000	Federal National Mortgage Association Discount Note 1.72%, 11/10/04		2,998,567

	TOTAL MONEY MARKET INSTRUMENTS (Cost $11,147,099)		11,147,099

PRIVATE INVESTMENT FUNDS #, @ — 52.92%

Ownership Percentage
	Buyout Funds – 32.32%
0.97%	Brentwood Associates III, LP	06/99-10/02	3,792,759
1.88%	Broadview Capital Partners, LP	04/99-10/02	2,235,400
1.32%	Friedman, Fleischer & Lowe Capital Partners, LP	01/99-10/02	7,277,896
1.66%	Quad-C Partners V, LP	04/98-10/02	3,407,375

			16,713,430
	Early Stage Venture Funds – 16.68%
1.71%	Advanced Technology Ventures V, LP	09/98-10/02	655,265
4.90%	Commonwealth Capital Ventures II, LP	01/99-10/02	1,870,855
3.96%	Communications Ventures III, LP	11/98-05/00	700,754
1.30%	Mayfield X, LP	06/99-05/02	886,719
0.62%	Mayfield X, Annex	07/02-10/02	204,067
8.70%	Mid-Atlantic Venture Fund III, LP †	04/98-02/01	1,679,609
1.32%	Sevin Rosen Fund VI, LP	03/98-10/02	1,148,139
2.12%	Trinity Ventures VI, LP	09/98-10/02	1,483,588

			8,628,996
	Varied Stage Venture Funds – 3.92%
2.63%	Brand Equity Ventures, LP	03/98-10/01	506,775
2.64%	Morgenthaler Venture Partners V, LP	10/98-08/01	1,520,250

			2,027,025

	TOTAL PRIVATE INVESTMENT FUNDS (Cost $45,642,855)		27,369,451

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments October 31, 2004 - (continued)

Shares/Par Value		Acquisition Date##	Value
PRIVATE COMPANIES # — 21.19%
Preferred Stocks @ — 16.51%
Educational Services — 6.84%
75,059	Mosaica Education, Inc., Series C †	08/01	$3,537,722

Internet Services — Business — 9.67%
1,428,572	Clear Orbit, Inc., Series A †	06/00	5,000,013
2,388,345	Firstsource Corp., Series A †	02/00	—

			5,000,013

	Total Preferred Stock (Cost $20,119,425)		8,537,735
Promissory Notes — 4.68%
Biotechnology — 0.87%
$451,412	Metrigen, Inc., 6.00%, 9/01/2009 @	07/03	451,412

Educational Services — 3.81%
$686,415	Mosaica Education, Inc. Bridge Notes, 13.00%, 8/24/2006†	02/01-08/01	686,415
$1,025,748	Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006 †@	02/01-08/01	1,025,748
$256,437	Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 8/24/2006†@	02/01-08/01	256,437

			1,968,600
Internet Services — Business — 0.00%
$2,666,667	Firstsource Corp., Promissory Note, 8.00%, 6/30/2001 †@	12/00	—
$750,000	Killerbiz, Inc., Promissory Note 8.00%, 6/10/2000 and 1/17/2001 †@	12/99-08/00	—

			—

	Total Promissory Notes (Cost $5,836,679)		2,420,012

Warrants — 0.00%
Biotechnology — 0.00%
62,326	Metrigen, Inc.@	07/03	—

	Total Warrants (Cost $0)		—

	TOTAL PRIVATE COMPANIES (Cost $25,956,104)		10,957,747

INVESTMENT COMPANIES — 3.68%
1,904,389	Dreyfus Government Cash Management Fund (Cost $1,904,389)		1,904,389

TOTAL INVESTMENTS (Cost $84,650,447) — 99.34%			51,378,686
OTHER ASSETS & LIABILITIES (NET) — 0.66%			338,868

NET ASSETS — 100.00%			$51,717,554

†	At October 31, 2004, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at October 31, 2004 was $12,185,944.

#	Restricted as to public resale. Acquired between March 1, 1998 and October 31, 2003. Total cost of restricted securities at October 31, 2004 aggregated $71,598,959. Total value of restricted securities owned at October 31, 2004 was $38,327,198 or 74.11% of net assets.

##	Required disclosure for restricted securities only.

@	Non-income producing security.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Assets and Liabilities

	July 31, 2005	October 31, 2004
	(Unaudited)
ASSETS:
Investments in unaffiliated issuers, at value (Cost $45,711,814 and $54,436,176, respectively)	$30,802,543	$39,192,742
Investments in affiliated issuers, at value (Cost $29,862,810 and $30,214,271, respectively)	12,627,403	12,185,944

Investments, at value (Cost $75,574,624 and $84,650,447, respectively) (Note 1)	$43,429,946	$51,378,686
Cash	3,053	328,296
Receivable from investment advisor (Note 2)	78,548	141,397
Interest receivable	357,506	286,687
Receivable for security sold	265,015	—
Other assets	7,477	1,640

Total Assets	44,141,545	52,136,706

LIABILITIES:
Management fees payable (Note 2)	135,703	161,438
Administration fees payable (Note 2)	17,843	25,236
Professional fees payable	32,933	152,969
Board of Directors fees payable (Note 2)	—	66,000
Accrued expenses and other payables	5,890	13,509

Total Liabilities	192,369	419,152

NET ASSETS	$43,949,176	$51,717,554

NET ASSETS consist of:
Accumulated net investment loss	$(273,990)	$—
Accumulated net realized loss on investments	(28,483,919)	(31,623,864)
Net unrealized (depreciation) on investments	(32,144,678)	(33,271,761)
Par value	1,957	1,957
Paid-in capital in excess of par value	104,849,806	116,611,222

Total Net Assets	$43,949,176	$51,717,554

Shares of Common Stock Outstanding ($0.01 par value, 200,000 authorized)	195,730	195,730
NET ASSET VALUE PER SHARE	$224.54	$264.23

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Operations (Unaudited)

	Nine Months Ended July 31,
	2005	2004
INVESTMENT INCOME:
Interest income from affiliated investments	$66,559	$66,779
Interest income from unaffiliated investments	142,294	33,494
Dividend income	23,808	13,908

Total Investment Income	232,661	114,181

EXPENSES:
Managing Investment Adviser fees (Note 2)	421,683	511,965
Administration fees (Note 2)	74,664	97,577
Professional fees	181,588	93,630
Board of Directors fees and expenses (Note 2)	46,500	44,959
Insurance expense	20,689	23,435
Miscellaneous expenses	27,894	7,028

Total Expenses	773,018	778,594

Expenses reimbursed by Managing Investment Adviser (Note 2)	(266,367)	(171,748)

Net Expenses	506,651	606,846

NET INVESTMENT LOSS	(273,990)	(492,665)

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS: (Note 1)
Net realized gain on affiliated investments	—	10,146
Net realized gain / (loss) on unaffiliated investments	3,139,945	(22,857)
Net change in unrealized depreciation on investments	1,127,083	82,716

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS	4,267,028	70,005

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$3,993,038	$(422,660)

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Operations (Unaudited)

	Three Months Ended July 31,
	2005	2004
INVESTMENT INCOME:
Interest income from affiliated investments	$22,492	$22,308
Interest income from unaffiliated investments	75,802	16,796
Dividend income	7,108	5,378

Total Investment Income	105,402	44,482

EXPENSES:
Managing Investment Adviser fees (Note 2)	135,703	159,369
Administration fees (Note 2)	25,278	24,872
Professional fees	46,548	31,420
Board of Directors fees and expenses (Note 2)	16,746	15,082
Insurance expense	6,686	7,812
Miscellaneous expenses	10,294	5,522

Total Expenses	241,255	244,077

Expenses reimbursed by Managing Investment Adviser (Note 2)	(77,690)	(53,627)

Net Expenses	163,565	190,450

NET INVESTMENT LOSS	(58,163)	(145,968)

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS: (Note 1)
Net realized gain on affiliated investments	—	10,146
Net realized gain / (loss) on unaffiliated investments	679,880	(22,857)
Net change in unrealized (depreciation) on investments	(1,447,213)	(1,350,490)

NET REALIZED AND UNREALIZED LOSS ON INVESTMENTS	(767,333)	(1,363,201)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(825,496)	$(1,509,169)

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Changes in Net Assets (Unaudited)

	Nine Months Ended July 31,
	2005	2004
OPERATIONS:
Net investment loss	$(273,990)	$(492,665)
Net realized gain/(loss) on investments	3,139,945	(12,711)
Net change in unrealized appreciation on investments	1,127,083	82,716

Net increase/(decrease) in net assets resulting from operations	3,993,038	(422,660)

DISTRIBUTIONS TO SHAREHOLDERS:
Distributions	(11,761,416)	—

NET DECREASE IN NET ASSETS	(7,768,378)	(422,660)

NET ASSETS:
Beginning of period	51,717,554	49,716,188

End of period (including accumulated net investment loss of $(273,990) and $(492,665), respectively)	$43,949,176	$49,293,528

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Cash Flows (Unaudited)

	Nine Months Ended July 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase/(decrease) in net assets resulting from operations	$3,993,038	$(422,660)
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) on investments	(1,127,083)	(82,716)
Sale/(purchase) of short-term investments – net	1,477,819	(7,440,798)
Proceeds received from the sale of investments and distributions received from private investment funds	10,737,949	5,187,625
Net realized (gain)/loss on investments	(3,139,945)	12,711
Decrease in receivable from investment adviser	62,849	32,206
Increase in interest receivable	(70,819)	(66,538)
Increase in other assets	(270,852)	(22,931)
Decrease in management fee payable	(25,735)	(19,296)
Decrease in Board of Directors fees payable	(66,000)	(21,041)
Decrease in other expenses payable	(135,048)	(8,651)

Net cash provided by (used in) operating activities	11,436,173	(2,852,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Distributions to Shareholders	(11,761,416)	—

Net Cash used in Financing Activities	(11,761,416)	—

Net decrease in cash	(325,243)	(2,852,089)

Cash at beginning of period	328,296	2,852,110

Cash at end of period	$3,053	$21

SUPPLMENTAL INFORMATION:
Non-cash distributions received from private investments funds:	$4,229,268	$508,171

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Financial Highlights—Selected Per Share Data and Ratios (Unaudited)

Per Share Operating Performance (1)

	Nine Months Ended July 31, 2005	Nine Months Ended July 31, 2004
NET ASSET VALUE, BEGINNING OF PERIOD	$264.23	$254.00
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(1.40)	(2.52)
Net realized and unrealized gain on investments	21.80	0.36

Total from Investment Operations	20.40	(2.16)

DISTRIBUTIONS TO SHAREHOLDERS:
Return of Capital Distribution	(60.09)	—

NET DECREASE IN NET ASSETS	(39.69)	(2.16)
NET ASSET VALUE, END OF PERIOD	$224.54	$251.84

TOTAL NET ASSET VALUE RETURN (3) (4)	9.46%	(0.85)%
Ratios and supplemental data:
Net assets, end of period (thousands)	$43,949	$49,294
Ratios to average net assets (2)
Gross expenses (5)	2.27%	2.05%
Net expenses	1.49%	1.60%
Net investment loss	(0.81)%	(1.30)%
Portfolio turnover (3)	0.00%	0.00%

(1)	For a share outstanding throughout the period

(2)	Annualized

(3)	Not annualized

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

July 31, 2005 (Unaudited)

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

The following is a summary of the Company’s significant accounting policies. Such policies are in conformity with generally accepted accounting principles in the United States of America for investment companies and are consistently followed in the preparation of the financial statements. Generally accepted accounting principles in the United States of America require management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from these estimates. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s financial statements.

(a) Portfolio valuation:

The Company values portfolio securities quarterly and at such other times as, in the Board of Directors’ view, circumstances warrant. Investments in securities for which market quotations are readily available generally will be valued at the last sale price on the date of valuation or, if no sale occurred, at the mean of the latest bid and ask prices; provided that, as to such securities that may have legal or contractual restrictions on transfer, a discount of 10% to 40% from the public market price will be applied. Securities and other assets for which no public market exists will be valued at fair value as determined in good faith by the Managing Investment Adviser (as defined below) or a committee of the Board of Directors or both under the supervision of the Board of Directors pursuant to certain valuation procedures summarized below. Securities having remaining maturities of 60 days or less from the date of purchase are valued at amortized cost.

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

The valuation of the Company’s private investment funds is based upon its pro-rata share of the value of the net assets of a private investment fund as determined by such private investment fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company’s investments in private investment funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Managing Investment Adviser, the Managing Investment Adviser, under the supervision of the Board of Directors, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any. The valuation of the Company’s private investment funds also includes capital contributions to such private investment funds made in advance of remaining capital commitments being called by the private investment funds’ respective general partners. At July 31, 2005 and October 31, 2004, these contributions paid in advance totaled $1,664,227 and $2,134,459 respectively, and are included in investments on the statement of assets and liabilities. These contributions paid in advance are non-income producing.

At July 31, 2005 and October 31, 2004, market quotations were not readily available for securities valued at $31,856,277 or 72.48% of net assets and $38,327,198 or 74.11% of net assets, respectively. Such securities were valued by the Managing Investment Adviser under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

Dividends from net investment income are declared and paid at least annually. Any net realized capital gains, unless offset by any available capital loss carryforwards, are distributed to shareholders at least annually. Dividends and distributions are determined in accordance with federal income tax regulations that may differ from the generally accepted accounting principles of the United States of America. These “book/tax” differences are either considered temporary or permanent and may be reclassified within the capital accounts based on their federal tax basis treatment. At October 31, 2004, the Company has reclassified certain amounts of net investment loss and net realized loss on investments to paid-in capital due to net operating losses and investment partnership adjustments.

The Company has unused capital loss carryforwards of approximately $46,650,580 available for income tax purposes, to be applied against future net realized gains, if any, after October 31, 2004. If not applied, $8,602,181 of the carryover will expire in 2009, $13,721,421 will expire in 2010, and $18,471,137 will expire in 2011, and $5,855,841 will expire in 2012.

The tax character of distributions paid may differ from the character of distributions shown on the statement of changes in net assets due to tax treatment of certain distributions. No distributions were made in the quarters ended July 31, 2005 and July 31, 2004.

The cost of the private investment funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the private investment funds. As of October 31, 2004 and July 31, 2005, the Company had not received information to determine the tax cost of the private investment funds as of October 31, 2004 and July 31, 2005, and therefore to determine the Company’s unrealized gain or loss on a tax basis. At July 31, 2005, the cost of all other investments for federal tax purposes was $37,529,770, and those investments had a tax basis net unrealized depreciation of $14,998,354, consisting of gross appreciation of $16 and gross depreciation of $14,998,370. At October 31, 2004, the cost of all other investments for federal tax purposes was $39,007,592, and those investments had a tax basis net unrealized depreciation of $14,998,357, consisting of gross appreciation of $13 and gross depreciation of $14,998,370.

Note 2 — Investment Advisory Fee, Administration Fee and Related Party Transactions

Prior to June 1, 2003, and pursuant to an Investment Management Agreement (“Agreement”), United States Trust Company of New

York (“U.S. Trust NY”) and U.S. Trust Company (“U.S. Trust”) served as the Managing Investment Adviser to the Company. Under the Agreement, for the services provided, the Managing Investment Adviser is entitled to receive a management fee at the annual rate of 1.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested or committed to be invested in Private Companies or private investment funds and equal to an annual rate of 0.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested in short-term investments and are not committed to Private Companies or private investment funds. Prior to June 1, 2003, and pursuant to a sub-advisory agreement (the “Sub-Advisory Agreement”) among the Company, U.S. Trust NY, U.S. Trust and U.S. Trust Company, N.A., U.S. Trust Company, N.A. served as the investment sub-adviser to the Company and received an investment management fee from the Managing Investment Adviser. As of July 31, 2005 and October 31, 2004, $135,703 and $161,438, respectively, were payable to the Managing Investment Adviser.

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

In addition to the management fee, the Company has agreed to pay the Managing Investment Adviser an incentive fee in an amount equal to 20% of the cumulative realized capital gains (net of realized capital losses and unrealized net capital depreciation) on investments other than private investment funds, less the aggregate amount of incentive fee payments in prior years. If the amount of the incentive fee in any year is a negative number, or cumulative net realized gains less net unrealized capital depreciation at the end of any year is less than such amount calculated at the end of the previous year, the Managing Investment Adviser will be required to repay the Company all or a portion of the incentive fee previously paid. During the nine months ended July 31, 2005 and July 31, 2004, no incentive fee was earned by and payable to the Managing Investment Adviser.

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

The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25% of the Company’s average net assets. This reimbursement amounted to $266,367 and $171,748, for the nine-month periods ended July 31, 2005 and July 31, 2004, respectively.

Each director of the Company receives an annual fee of $9,000, plus a meeting fee of $1,500 for each meeting attended, and is reimbursed for expenses incurred for attending such meetings. No person who is an officer, director or employee of the Managing Investment Adviser, or U.S. Trust Corporation or its subsidiaries, who serves as an officer, director or employee of the Company receives any compensation from the Company.

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

Note 3 — Purchases and Sales of Securities

Excluding short-term investments, the Company’s purchases and sales of securities including distributions received for the nine-month periods ended July 31, 2005, and July 31, 2004 were as follows:

Nine-Month Period Ended July 31,	Purchases ($)	Proceeds ($)
2005	—	10,737,949
2004	—	5,187,625

Note 4 — Transactions with Affiliated Portfolio Companies

An affiliated company is a company in which the Company has ownership of over 5% of the voting securities. No dividend income was received from affiliated companies during the nine months ended July 31, 2005 and 2004 and the year ended October 31, 2004. Transactions with companies which are or were affiliates are as follows:

Name of Investment	Shares/ Principal Amount/ Percentage Held at October 31, 2004	October 31, 2004 Value	For the Nine Months Ended July 31, 2005				Shares/ Principal Amount/ Percentage Held at July 31, 2005	July 31, 2005 Value (Note 1)
			Conversion Cost	Sales/ Conversion Proceeds	Interest	Realized Gain (Loss)
Affiliated Companies
Mid - Atlantic Venture Fund III, LP	8.70%	$1,679,609	$—	$351,461	$—	$—	8.70%	$2,121,068
Clear Orbit Inc., Preferred Series A	1,428,572	5,000,013	—	—	—	—	1,428,572	5,000,013
Firstsource Corp., Preferred Series A	2,388,345	—	—	—	—	—	2,388,345	—
Firstsource Corp., Promissory Note 8.00%, 6/30/2001	$2,666,667	—	—	—	—	—	$2,666,667	—
Killerbiz, Inc., Promissory Note 8.00%, 6/10/2000 and 1/17/2001	$750,000	—	—	—	—	—	$750,000	—
Mosaica Education, Inc., Preferred Series C	75,059	3,537,722	—	—	—	—	75,059	3,537,722
Mosaica Education, Inc. Bridge Notes, 13.00%, 8/24/2006	$686,415	686,415	—	—	66,559	—	$686,415	686,415
Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006	$1,025,748	1,025,748	—	—	—	—	$1,025,748	1,025,748
Mosaica Education, Inc. (ASI Texas LLC), 0.00%, 8/24/2006	$256,437	256,437	—	—	—	—	$256,437	256,437

Total Non Controlled Affiliates		$12,185,944	$—	$351,461	$66,559	$—		$12,627,403

Name of Investment	Shares/ Principal Amount/ Percentage Held at October 31, 2003	October 31, 2003 Value	For the Year Ended October 31, 2004				Shares/ Principal Amount/ Percentage Held at October 31, 2004	October 31, 2004 Value (Note 1)
			Conversion Cost	Sales/ Conversion Proceeds	Interest	Realized Gain (Loss)
Affiliated Companies
Mid - Atlantic Venture Fund III, LP	8.71%	$1,774,031	—	—	—	—	8.70%	$1,679,609
Clear Orbit Inc., Preferred Series A	1,428,572	5,000,013	—	—	—	—	1,428,572	5,000,013
Commonwealth Capital Ventures II, LLP	5.73%	1,925,198	—	—	—	—	4.90%	1,870,855	*
Curon Medical, Inc., Common Stock	2,381,088	4,243,099	—	2,825,829	—	(4,246,672)	—	—
Curon Medical, Inc., Warrants	76,950	—	—	—	—	—	—	—
Firstsource Corp., Preferred Series A	2,388,345	—	—	—	—	—	2,388,345	—
Firstsource Corp., Promissory Note 8.00%, 6/30/2001	$2,666,667	—	—	—	—	—	2,666,667	—
Killerbiz, Inc., Promissory Note 8.00%, 6/10/2000 and 1/17/2001	$750,000	—	—	—	—	—	750,000	—
Mosaica Education, Inc., Preferred Series C	75,059	3,537,722	—	—	—	—	75,059	3,537,722
Mosaica Education, Inc. Bridge Notes, 13.00%, 8/24/2006	$686,415	686,415	—	—	89,087	—	686,415	686,415
Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006	$1,025,748	1,025,748	—	—	—	—	1,025,748	1,025,748
Mosaica Education, Inc. (ASI Texas LLC), 0.00%, 8/24/2006	$256,437	256,437	—	—	—	—	256,437	256,437

Total Non Controlled Affiliates		$18,448,663	$—	$2,825,829	$89,087	$(4,246,672)		$14,056,799

*	- security was not an affiliate as of October 31, 2004 and so is not denoted as such on the October 31, 2004 Portfolio of Investments or included in the cost and market value of affiliated issuers on the October 31, 2004 statement of assets and liabilities.

Note 5 — Pending Litigation

The Managing Investment Adviser was contacted in September 2003 by the Office of the New York State Attorney General (the “NYAG”) and the Securities and Exchange Commission (the “SEC”) in connection with their investigations of practices in the mutual fund industry identified as “market timing” and “late trading” of mutual fund shares (the “Investigations”). The Managing Investment Adviser has cooperated with respect to these Investigations. As disclosed previously by the Managing Investment Adviser, these Investigations have focused on circumstances in which a small number of parties were permitted to engage in short-term trading of certain mutual funds managed by the Managing Investment Adviser. The short-term trading activities permitted under these arrangements have been terminated and the Managing Investment Adviser has strengthened its policies and procedures to deter frequent trading.

The Managing Investment Adviser, and certain of its affiliates, have also been named in five class actions which allege that the Managing Investment Adviser, certain of its affiliates, and others allowed certain parties to engage in illegal and improper mutual fund trading practices, which allegedly caused financial injury to the shareholders of certain mutual funds managed by the Managing Investment Adviser. Each seeks unspecified monetary damages and related equitable relief. The Managing Investment Adviser, and certain of its affiliates, have also been named in two derivative actions alleging breach of fiduciary duty in relation to allegedly illegal and improper mutual fund trading practices.

The class and derivative actions described above have been transferred to the United States District Court for the District of Maryland for coordinated and consolidated pre-trial proceedings in a matter styled In Re Mutual Funds Investment Litigation, MDL Docket No. 1586. The five class actions were then consolidated and a single amended complaint was filed on or about September 29, 2004. The two derivative actions were also consolidated into a new amended complaint, also filed on or about September 29, 2004. The defendants in the consolidated actions have moved to dismiss such actions. The defendants will not be required to answer the complaints until such motions have been decided and discovery in the actions is currently stayed.

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

Nine-month and Three-month Periods Ended July 31, 2005 as Compared to the Similar Periods in 2004

Realized and Unrealized Gains and Losses from Portfolio Investments

For the nine-month periods ended July 31, 2005 and 2004, the Company had a net realized gain/(loss) on security transactions of $3,139,945 and ($12,711), respectively. For the nine-month periods ended July 31, 2005 and 2004, the Company had a net change in unrealized appreciation on investments of $1,127,083 and $82,716, respectively. The net realized gain for the period ended July 31, 2005 was primarily the result of distributions by Friedman, Fleischer and Lowe Capital Partners, LP which is one of the Company’s private investment funds. The net realized loss for the period ended July 31, 2004 was driven by the sales of Ciena Corp. and Curon Medical common stock. The net change in unrealized appreciation on investments for the nine-month period ended July 31, 2005 is the result of an increase in the overall valuation of the private investment funds. The net change in unrealized appreciation on investments of $82,716 for the nine-month period ended July 31, 2004 is primarily the result of of an increase in the valuation of the Company’s private investment funds of $1,906,483, offset by a decline of $1,860,054 in the value of Curon Medical, Inc. (NASDAQ: CURN), a publicly-traded common stock held by the Company. The Company utilized a discount of 20% in the valuation of Curon Medical, Inc. as of July 31, 2004 and a discount of 40% as of October 31, 2003. The reduction in the discount utilized reflects the ability of the Company to sell its shares of Curon Medical, Inc. with less restriction than it had as of October 31, 2003.

For the three-month periods ended July 31, 2005 and 2004, the Company had a net realized gain/(loss) on security transactions of $679,880 and ($12,711), respectively. For the three-month periods ended July 31, 2005 and 2004, the Company had a net change in unrealized depreciation on investments of ($1,447,213) and ($1,350,490), respectively. The net realized gain for the period ended July 31, 2005 was primarily the result of distributions by Friedman, Fleischer and Lowe Capital Partners, LP which is one of the Company’s private investment funds. The net change in unrealized depreciation on investments for the three-month period ended July 31, 2005 is the result of a decrease in the overall valuation of the private investment funds. The net change in unrealized depreciation on investments for the three-month period ended July 31, 2004 is primarily the result of a decline in the value of Curon Medical, Inc.

Investment Income and Expenses

For the nine-month periods ended July 31, 2005, the Company had investment income of $232,661 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser (as defined below), of $506,651, resulting in a net investment loss of ($273,990). In comparison, the Company had investment income of $114,181 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $606,846, resulting in net investment loss of ($492,665) for the nine-month period ended July 31, 2004. The primary reason for the decrease in investment loss was an increase in short-term securities held by the Company as a result of distributions paid to the Company by its private investment funds and a reduction in net expenses. The reduction in net expenses is principally attributable to lower managing investment adviser and administrative fees which results from a decrease in net assets under management. This was partially offset by an increase in professional fees and other expenses.

For the three-month period ended July 31, 2005, the Company had investment income of $105,402 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser of $163,565, resulting in a net investment loss of ($58,163). In comparison, the Company had investment income of $44,482 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $190,450, resulting in a net investment loss of ($145,968) for the similar period ended July 31, 2004. The primary reason for the decrease in investment loss was an increase in interest income due to an increase in the amount of short-term securities held. Total expenses decreased due to lower managing investment adviser fees which resulted from a lower level of assets under management. Net expenses decreased as a result of a higher level of adjusted expense reimbursement by the Managing Investment Adviser for the period ended July 31, 2005.

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

For the nine-month periods ended July 31, 2005 and 2004, the Managing Investment Adviser earned $421,683 and $511,965 in management fees, respectively. This decrease is due to a decline in net assets under management. In addition, for the nine-month periods ended July 31, 2005 and 2004, there was no incentive fee payable to the Managing Investment Adviser. The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25%, on an annual basis, of the Company’s average net assets. For the nine-month periods ended July 31, 2005 and 2004, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amounts of $266,367and $171,748, respectively, as a result of expenses incurred in excess of these limits.

For the three-month periods ended July 31, 2005 and 2004, the Managing Investment Adviser earned $135,703 and $159,369 in management fees, respectively. This decrease is due to a decline in net assets under management. There is no change in allowance for the management incentive fee for the three-month period ended July 31, 2005. In addition, for the three-month period ended July 31, 2004 , there was no incentive fee payable to the Managing Investment Adviser. The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25%, on an annual basis, of the Company’s average net assets. For the three-month periods ended July 31,2005 and 2004, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amounts of $77,690 and $53,627, respectively, as a result of expenses incurred in excess of these limits.

Net Assets

At July 31, 2005, the Company’s net assets were $43,949,176 or a net asset value per common share of $224.54. This represents a decrease of $7,768,378, or $39.69 per share, from net assets of $51,717,554, or a net asset value per common share of $264.23, at October 31, 2004. The decrease in net assets during the period is principally due to the distribution of $11,761,416, or $60.09 per share, paid on December 9, 2004 to shareholders. This decrease was partially offset by realized gain and unrealized appreciation primarily related to the Company’s private investment funds.

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

At July 31, 2005, the Company held $3,053 in cash and $11,573,669 in short-term investments as compared to $328,296 in cash and $13,051,488 in short-term investments at October 31, 2004. The decrease in cash and short-term investments during the period is primarily the result of a distribution of $11,761,416, or $60.09 per share, paid on December 9, 2004 to shareholders of record as of December 6, 2004. During the nine-month period ended July 31, 2005, the Company received proceeds from distributions from its private investment funds and sales of investments totaling approximately $10.7 million. In connection with the Company’s commitments to private investment funds, a total of $58,250,000 has been contributed by the Company through July 31, 2005. The Company has no additional capital commitment obligations to the private funds it has invested in. The Company made no follow-on investments during the nine-month period ended July 31, 2005.

The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs.

Application of Critical Accounting Policies

Under the supervision of the Company’s Valuation and Audit Committees, consisting of the independent directors of the Company, the Managing Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company’s financial condition because in total, they currently represent 72.48% of the Company’s net assets at July 31, 2005. For the private investments held at July 31, 2005, changes to these estimates, i.e. changes in the valuations of these private investments, resulted in a $4.5 million increase in net asset value.

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

The Managing Investment Adviser also makes estimates regarding discounts on market prices of publicly traded securities where appropriate. For securities which have legal or contractual restrictions on transfer, a discount of 10% to 40% from the public market price will be applied.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

A majority of the Company’s investment portfolio consists of equity securities in private companies and private investment funds, representing 72.48% of the Company’s net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk normally associated with public equity markets. At July 31, 2005 and at October 31, 2004, the Company was not subject to equity price risk normally associated with public equity markets, except to the extent that the private investment funds that the Company has invested in has, from time to time, interests in securities which may be publicly traded.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of July 31, 2005 (the end of the period covered by this report), the Company’s principal executive officers and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

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

The following information is provided herein although it is not required to be filed on the Form 8-K.

At a meeting held on June 9, 2005, the Board of Directors (the “Board”) of the Company, and those Directors (the “Independent Directors”) who are not “interested persons” of the Company as defined in the Investment Company Act of 1940, as amended, (the “Act”), voting separately, approved the extension of the Company’s investment advisory contract with the Managing Investment Adviser. In connection with such action, the Managing Investment Adviser presented detailed information to the Board requested by the Independent Directors through their counsel. Such information included (i) information confirming the financial condition of the Managing Investment Adviser and the Managing Investment Adviser’s profitability derived from its relationship with the Company; (ii) a description of the personnel and services provided by the Managing Investment Adviser; (iii) comparative information on investment performance; and (iv) information regarding brokerage and portfolio transactions.

The Board reviewed and discussed financial information provided by the Managing Investment Adviser which included an annual report and financial statements for both U.S. Trust and its parent. The Board reviewed and considered the Managing Investment Adviser’s profitability derived from its relationship with the Company. Specifically, the Board reviewed and considered a profit contribution analysis of the Managing Investment Adviser showing its fees, income, and expenses in connection with the Company and the methodology used in the analysis. The Board determined that the Managing Investment Adviser is solvent and sufficiently well capitalized to perform the ongoing responsibilities to the Company and to satisfy its obligations under the Act and the advisory agreement.

The Board reviewed the advisory fee and the effective investment advisory fee rate paid by the Company and the appropriateness of such advisory fee. The Board reviewed and considered any economies of scale realized by the Company and how the current advisory fee for the Company reflects the economies of scale for the benefit of the shareholders of the Company, noting that as a closed-end fund at the end of its investment period and distributing its assets economies of scale were not a significant factor.

The Board also reviewed and considered the fees or other payments received by the Managing Investment Adviser. Specifically, the Board reviewed and considered comparison of fees charged by investment advisers to fund peers of the Company, noting that the Investment Adviser’s fees were at the lower end of a narrow range. The Board also considered and reviewed information regarding brokerage, observing that the Company only occasionally engages in transactions in the public securities markets.

The Board reviewed and considered the qualifications of the current and anticipated portfolio managers to manage the portfolio of the Company, including their history managing private equity investments generally and their prior involvement with companies in the Company’s investment portfolio, and the background and expertise of the key personnel and amount of time they would be able to devote to the affairs of the Company. The Board concluded, in light of the particular requirements of the Company and the late stage of the investment program, that it was satisfied with the professional qualifications and overall commitment to the Company of the anticipated portfolio management team.

The Board considered the nature, extent and quality of services rendered to the Company by the Managing Investment Adviser and the investment performance of the Company based on the data provided which included comparisons with the public markets as evidenced by NASDAQ data, venture economics data, and data concerning performance relative to other venture and private equity funds with generally similar objectives and management policies that had commenced investment operations at about the same time and for which detailed information was available. The Board determined that in light of the data taken as a whole and the nature and stages of the investment program of the Company, the investment performance was reasonable and acceptable. The Board discussed the Managing Investment Adviser’s profitability, and it was noted that the profitability percentage was within ranges generally determined to be reasonable, given the services rendered and the Company’s performance and services provided. The Board concluded that the Company’s fees paid to the Managing Investment Adviser were reasonable in light of comparative performance and advisory fee information, costs of the services provided and profits to be realized and benefits derived by the Managing Investment Adviser from the relationship with the Company.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31.1	Certifications of Chief Executive Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

(1)	On June 22, 2005, the Company filed a Current Report on Form 8-K to report under Item 5.02 a departure of the chief executive officer and the appointment of co-chief executive officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCELSIOR PRIVATE EQUITY FUND II, INC.

Date: September 14, 2005	By:	/s/ Timothy Leach
Timothy Leach Co-Chief Executive Officer

Date: September 14, 2005	By:	/s/ Raghav V. Nandagopal
Raghav V. Nandagopal Co-Chief Executive Officer

Date: September 14, 2005	By:	/s/ Robert F. Aufenanger
Robert F. Aufenanger Treasurer
(Principal Financial Officer)