Form 10-K
period 2005-10-31
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2006-01-27
CIK 1036052

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

The registrant’s common stock is not listed on any exchange nor does it trade on any established securities market or other market.

As of December 31, 2005 there were 195,730 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 23, 2006 are incorporated by reference into Part III (Items 10, 11 and 12) to this Form 10-K.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company’s prospects, including the prospects of its underlying investments, are subject to certain uncertainties and risks. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. The future results of the Company and its underlying investments, may differ materially from its historical results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers should also carefully review the risk factors described in the other documents the Company files, or has filed, from time to time with the Securities and Exchange Commission.

PART I

ITEM 1.	BUSINESS.

Overview

Excelsior Private Equity Fund II, Inc. (the “Company” or the “Fund”) is a Maryland corporation organized on March 20, 1997. The Company is a non-diversified, closed-end management investment company operating as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“Investment Company Act”), and, in connection with its initial offering of shares, registered said offering of shares under the Securities Act of 1933, as amended. BDCs are a special type of investment company, as defined and regulated by the Investment Company Act, which focus primarily on investing in the privately issued securities of eligible portfolio companies, as defined by the Investment Company Act. A BDC must also make available significant managerial assistance to such companies. The Company’s investment objective is to achieve long-term capital appreciation by investing in private later-stage venture capital and private middle-market companies and in certain venture capital, buyout and private equity funds that the Managing Investment Adviser (defined herein) believes offer significant long-term capital appreciation.

U.S. Trust Company, N.A., acting through its registered investment advisory division, U.S. Trust Company, N.A. Asset Management Division has served with United States Trust Company of New York, acting through its registered investment advisory division, U.S. Trust – New York Asset Management Division (each an “Investment Adviser” and together, the “Managing Investment Adviser” or “U.S. Trust”) to provide investment management services to the Company pursuant to a management agreement dated July 18, 2000 (the “Management Agreement”). U.S. Trust Company, N.A. and United States Trust Company of New York are each a wholly-owned subsidiary of U.S. Trust Corporation, a registered bank holding company. U.S. Trust Corporation is an indirect wholly-owned subsidiary of The Charles Schwab Corporation. All officers of the Company are employees and/or officers of the Managing Investment Adviser. The Managing Investment Adviser has been responsible for performing the management and administrative services necessary for the operation of the Company.

Pursuant to a Registration Statement on Form N-2 (File No. 333-23811) which was declared effective on June 2, 1997, the Company publicly offered up to 200,000 shares of common stock at $1,000 per share. The Company held its initial and final closings on October 8, 1997 and November 19, 1997, representing over $155.5 million and $40.2 million, respectively. The Company sold a total of 195,730 shares in the public offering for gross proceeds totaling $195,730,000. Shares of the Company were made available through UST Financial Services Corp. (the “Selling Agent”) to clients of U.S. Trust and its affiliates who met the Company’s investor suitability standards.

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

Fund Portfolio of Investments

October 31, 2005

Investments Held — Private

ClearOrbit, Inc. (“Clear Orbit”, It’s formerly known as BPA Systems, Inc.)

Description: Extends enterprise systems value with proven Supply Chain Execution (SCE) and Collaborative Supply Management (CSM) software solutions. Its unique approach allows customers to fully leverage their investment in enterprise applications. ClearOrbit customers enhance the functionality of their procurement, manufacturing and warehousing/distribution systems through the automation of internal business processes and by incorporating their trading partners into extended supply chain execution processes. The Fund originally invested $5 million in ClearOrbit, and the investment is currently being held at a cost of $5.0 million.

2005 Activity and Outlook: 2005 was ClearOrbit’s eleventh year in operation. In 2005, the Company continued to provide supply chain solutions for a number of its clients, as well as source new clients. In August, ClearOrbit launched its new Xtended Quality Control (X.QC) solution, which enables manufacturers to reduce errors and improve quality while controlling key production devices. Unlike other Manufacturing Execution System products, X.QC is tightly integrated with the manufacturers existing components, significantly reducing synchronization issues and implementation costs.

Metrigen, Inc. (“Metrigen”)

Description: A pioneer in the commercial oligo synthesis field, Metrigen has purchased or licensed more than 45 patents in the field of pico-scale synthesis and related applications. Metrigen was founded by a group of professionals from Operon, Stanford, and Protogene. In December 2002, Protogene Laboratories, Inc., a former Fund portfolio company investment, negotiated a transaction in which it sold substantially all of its assets. In exchange for its Protogene ownership, the Fund received $0.1 million in cash, a $0.5 million promissory note and warrants in Metrigen, Inc. The investment is currently valued at $0.5 million.

2005 Activity and Outlook: The company has four employees who are co-located in the Roche facilities and the primary focus of these employees is proof of concept product development with applications in the genomic industry.

Mosaica Education, Inc. (“Mosaica”, formerly known as Advantage Schools, Inc.)

Description: For-profit provider of public school education management services. Mosaica’s schools are publicly-funded, receiving per-student capitalization rates generally consistent with those received by other schools in the district. The Fund originally invested $7.1 million in Advantage Schools, Inc. (“Advantage”), which manages charter schools in troubled urban school districts in cooperation with local partners. In August 2001, Mosaica, a privately held operator of charter schools acquired Advantage, forming Mosaica Advantage. The Fund received 75,059 shares of preferred stock in Mosaica and promissory notes in the principal amount of $2.0 million from the acquisition of Advantage. As of October 31, 2005, the investment was valued at $5.5 million.

2005 Activity and Outlook: Mosaica currently operates arts and technology oriented charter schools in Arizona, Colorado, Delaware, Indiana, Michigan, New York, Ohio, Pennsylvania and Washington, D.C. In 2005, Mosaica opened 13 new schools for the 2005-2006 school year, bringing the total number of schools under its operation to more than 70. The academic performance of Mosaica’s students continues to be strong relative to comparable public school demographics (geography, socioeconomics, etc.).

Investments Held — Third-party Investment Funds

Advanced Technology Ventures V, LP (“ATV”) is an early-stage focused fund targeting information technology and health care markets. ATV has drawn all of the Fund’s $3 million commitment. At October 31, 2005, the total investment value (fair market value plus distributions) of this investment was $1.0 million.

Brand Equity Ventures I, LP (“Brand Equity”) is focused on investing broadly across the consumer sector, particularly in branded opportunities within e-commerce, retailing, and direct response markets. Brand Equity has drawn all of the Fund’s $2.5 million commitment. At October 31, 2005, the total investment value (fair market value plus distributions) of this investment was $1.6 million.

Brentwood Associates III, LP (“Brentwood”) is focused on middle-market buyouts and consolidations. Brentwood’s strategy is to identify industries with consolidation characteristics, develop a strategy for implementation and recruit management to execute that strategy. Brentwood has drawn all of the Fund’s $5 million commitment. At October 31, 2005, the total investment value (fair market value plus distributions) of this investment was $8.0 million.

Broadview Capital Partners, LP (“Broadview”) is focused on buyouts, recapitalizations and growth financings within the technology sector. Broadview has drawn all of the Fund’s $5 million commitment. At October 31, 2005, the total investment value (fair market value plus distributions) of this investment was $2.5 million.

Commonwealth Capital Ventures II, LP (“Commonwealth”) invests in early to later-stage information technology companies in New England. Commonwealth is focused on communications technology, Internet software and services, and ecommerce companies. Commonwealth has drawn all of the Fund’s $4 million commitment. At October 31, 2005, the total investment value (fair market value plus distributions) of this investment was $4.1 million.

Communications Ventures III, LP (“CommVentures”) targets early-stage companies exclusively in the communications sector. CommVentures has drawn all of the Fund’s $5 million commitment. At October 31, 2005 the total investment value (fair market value plus distributions) of this investment was $1.7 million.

Friedman, Fleischer & Lowe, LP (“Friedman”) is a fund focused exclusively on participation in middle-market buyouts. Friedman has drawn all of the Fund’s $5 million commitment. At October 31, 2005, the total investment value (fair market value plus distributions) of this investment was $11.5 million.

Mayfield X, LP (“Mayfield”) invests in early-stage information technology and healthcare companies, primarily located in Silicon Valley. Mayfield has drawn all of the Fund’s $5 million commitment. At October 31, 2005, the total investment value (fair market value plus distributions) of this investment was $0.9 million.

Mayfield X Annex, LP (“Annex Fund”) invests follow-on capital in select Mayfield portfolio companies. The Annex Fund has drawn all of the Fund’s $0.25 million commitment. As of October 31, 2005, the total investment value (fair market value plus distributions) of this investment was $0.2 million.

Mid-Atlantic Venture Fund III, LP (“MAVF”) invests in early and expansion-stage companies throughout the Mid-Atlantic region. MAVF has drawn all of the Fund’s $5 million commitment. As of October 31, 2005, the total investment value (fair market value plus distributions) of this investment was $2.4 million.

Morgenthaler Venture Partners V, LP (“Morgenthaler”) is primarily an early-stage venture fund, investing largely in information technology and healthcare companies but also invests in buyouts of basic businesses. Morgenthaler has drawn all of the Fund’s $8 million commitment. As of October 31, 2005, the total investment value (fair market value plus distributions) of this investment was $7.6 million.

Quad-C Partners V, LP (“Quad C”) is focused on taking controlling positions in leveraged acquisitions and recapitalizations of middle-market companies. Quad C has drawn all of the Fund’s $5 million commitment. As of October 31, 2005, the total investment value (fair market value plus distributions) of this investment was $7.5 million.

Sevin Rosen Fund VI, LP (“Sevin Rosen”) invests in early-stage technology companies, focusing specifically on companies in communications and eBusiness infrastructure and solutions, as well as those companies with Internet-enabled business models. Sevin Rosen has drawn all of the Fund’s $2.5 million commitment. As of October 31, 2005, the total investment value (fair market value plus distributions) of this investment was $4.7 million.

Trinity Ventures VI, LP (“Trinity”) is a multi-stage venture capital fund which invests in the software, communications and electronic commerce sectors. Trinity has drawn the entire $3 million commitment. As of October 31, 2005, the total investment value (fair market value plus distributions) of this investment was $2.8 million.

Over the coming quarters, the Fund is focused on pursuing opportunities for its remaining portfolio companies. The Fund’s primary objective at this point is to return as much capital as possible to investors, given appropriate timing and market conditions.

For additional information concerning the Company’s investments see the financial statements beginning on page 9 of this report.

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

Employees

At October 31, 2005, the Company had no full-time employees. All personnel of the Company are employed by and compensated by the Managing Investment Adviser pursuant to the Management Agreement.

ITEM 2.	PROPERTIES.

The Company does not own or lease any physical properties.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Shareholders of the Company was held at the offices of United States Trust Company 114 West 47th Street, New York, New York 10036 at 10:00 a.m. (New York time) on March 23, 2005 (the “Meeting”). Of the 195,730 shares outstanding as of January 28, 2005, the record date for the Meeting, 105,058 were present or represented by proxy at the Meeting. The shareholders of the Company approved the following matter: to elect each of Mr. Bernstein, Mr. Hover, Mr. Murphy and Mr. Imbimbo as Directors of the Company. The results of the voting for this proposal were as follows:

1. Election of Directors:	For	Withheld
John C. Hover II	104,065	993
Gene M. Bernstein	104,648	410
Stephen V. Murphy	104,648	410
Victor F. Imbimbo, Jr.	104,648	410

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The Company has 200,000 authorized shares. As of December 31, 2005, 195,730 shares were issued and outstanding. There is no established public trading market for the Company’s shares.

Holders

There were 2,187 holders of the Company’s shares as of December 31, 2005.

Dividends and Distributions

Fiscal Year Ended October 31, 2005. There was a distribution of $60.09 per share in December 2004 as a return of capital.

Fiscal Year Ended October 31, 2004. There were no dividends or distributions paid during fiscal year 2004.

For additional information concerning the payment of dividends, see “Significant Accounting Policies” in the notes to the financial statements of the Company included in Item 8 hereof.

ITEM 6.	SELECTED FINANCIAL DATA.

($ in 000’s except for per share data)

Fiscal Year Ended	10/31/05	10/31/04	10/31/03	10/31/02	10/31/01
Financial Position
Investments in securities	$44,663	$51,379	$46,917	$54,747	$129,498
Other Assets	1,242	758	3,136	3,422	12,191
Total Assets	45,905	52,137	50,053	58,169	141,689
Liabilities	228	419	337	485	265
Net Assets	45,677	51,718	49,716	57,684	141,423

Changes in Net Assets
Net investment income (loss)	(292)	(619)	(621)	(28)	(1,820)
Net gain (loss) on investments	6,013	2,620	5,376	(31,469)	(132,793)
Net change in incentive fees	—	—	—	1,356	18,332
Dividends	11,761	—	12,722	53,599	—

Per Share Data
Net Assets	233.37	264.23	254.00	294.71	722.54
Dividends Paid	60.09	—	65.00	273.84	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

At October 31, 2005, the Company held $0 in cash and $12,775,632 in short-term investments as compared to $328,296 in cash and $13,051,488 in short-term investments at October 31, 2004. The change in cash and short-term investments from October 31, 2004 was primarily the result of proceeds received from cash distributions received from the Company’s private investment funds which was offset by a distribution of $11,761,416, or $60.09 per share, to shareholders. In connection with the Company’s commitments to private investment funds, a total of $58,250,000 has been contributed by the Company through October 31, 2005. The Company has no additional capital commitment obligations to the private investment funds. The Company made no follow-on investments in its private company investments during the fiscal year ended October 31, 2005.

The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs.

Results of Operations

Investment Income and Expenses

For the fiscal year ended October 31, 2005, the Company had investment income of $381,462 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $673,948, resulting in a net investment loss of ($292,486). For the fiscal year ended October 31, 2004, the Company had investment income of $182,061 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $800,665, resulting in a net investment loss of ($618,604). For the fiscal year ended October 31, 2003, the Company had investment income of $239,388 and operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $860,783, resulting in a net investment loss of ($621,395). The Company’s investment income was up from the fiscal year ended October 31, 2004 to the fiscal year ended October 31, 2005 due to higher balances of interest-bearing short-term securities. The Company’s investment income was down from the fiscal year ended October 31, 2003 to the fiscal year ended October 31, 2004 due to lower balances of interest-bearing short-term securities.

The decrease in net operating expenses from fiscal year 2003 through fiscal year 2005 is primarily attributable to the decrease in Managing Investment Adviser fees as a result of the decline in the net assets upon which fees are charged.

The Managing Investment Adviser provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. The management fee is determined and payable quarterly. For the fiscal years ended October 31, 2005, 2004 and 2003, the Managing Investment Adviser earned $560,476, $673,403, and $721,837 in management fees, respectively. The decrease in the fees earned by the Managing Investment Adviser over time can be attributed to the decrease in the Company’s net assets. The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25% of the Company’s average net assets. During fiscal years ended October 31, 2005, 2004 and 2003, the Managing Investment Adviser reimbursed other operating expenses of the Company, in the amount of $349,580, $223,870, and $322,717 respectively, as a result of expenses incurred in excess of those permitted pursuant to the Company’s prospectus. This reimbursement has increased from fiscal 2004 to fiscal 2005 as a result of the decrease in net assets, and therefore, a reduced threshold upon which to calculate the maximum allowable expenses. In fiscal 2004, the reimbursement decreased as a result of an increase in the maximum allowable expenses as well as a reduction in other operating expenses. With the exception of legal fees, the Company’s other operating expenses tend to be more fixed in nature. As of October 31, 2005 and October 31, 2004, there was no incentive fee receivable by the Managing Investment Adviser or payable by the Company.

Net Assets

For the fiscal year ended October 31, 2005, the Company’s net assets were $45,677,145, or a net asset value per common share of $233.37. This represents a decrease of ($6,040,409), or $30.86 per share, from net assets of $51,717,554, or a net asset value per common share of $264.23, at October 31, 2004. The decrease in net assets during the fiscal year ended October 31, 2005 is principally due to the distribution of ($11,761,416) or ($60.09) per share, paid on December 9, 2004 to shareholders, realized loss on investment of ($9,493,649) or ($48.50) per share, and net investment loss of ($292,486) or ($1.49) per share. This was partially offset by a net change in unrealized appreciation of $15,507,142 or $79.22 per share.

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

Realized and Unrealized Gains and Losses from Portfolio Investments

For the fiscal year ended October 31, 2005, the Company had a net realized loss on security transactions of ($9,493,649) and a net change in unrealized appreciation on investments of $15,507,142. The net realized loss for the fiscal year was primarily the result of reclassification of Firstsource Corp., from unrealized deprciation to realized loss of $12,666,667, and the reclassification of Killerbiz, Inc, from unrealized depreciation to realized loss of $750,000. This was partially offset by realized gain which was primarily the result of distributions by Freidman, Fleisher and Lowe Capital Partners, LP which is one of the Company’s private investment funds. The net change in unrealized appreciation for the fiscal year ended October 31, 2005 was principally the result of i) a reclassification of Firstsource Corp, and Killerbiz Inc, from unrealized depreciation to realized loss, thereby increasing change in unrealized appreciation/(depreciation) and ii) the result of an increase in the overall valuation of the private investment funds

For the fiscal year ended October 31, 2004, the Company had a net realized loss on security transactions of ($4,269,628) and a net change in unrealized appreciation on investments of $6,889,598. The net realized loss for the fiscal year was primarily the result of the sale of the Company’s shares of Curon Medical, Inc. common stock. The net change in unrealized appreciation for the fiscal year ended October 31, 2004 was principally the result of increases in the valuations of the Company’s private investment funds.

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

Application of Critical Accounting Policies

Under the supervision of the Company’s Valuation and Audit Committees, consisting of the independent directors of the Company, the Managing Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company’s financial condition because in total, they currently represent 69.81% of the Company’s net assets at October 31, 2005. For the private investments held at October 31, 2005 changes to these estimates, i.e. changes in the valuations of these private investments, resulted in a $6.3 million increase in net asset value.

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

Initially, direct private company investments are valued based upon their original cost until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct private company investments will be valued by the “private market” or “appraisal” methods of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the company such as earnings, net worth, reliable private sale prices of the company’s securities, the market prices for similar securities of comparable companies, an assessment of the company’s future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Managing Investment Adviser or a committee of the Board of Directors (the “Board”), both under the supervision of the Board, and, in any event, not less frequently than quarterly. However, there can be no assurance that such value will represent the return that might ultimately be realized by the Company from the investments.

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

Equity Price Risk

A majority of the Company’s investment portfolio consists of equity securities in private companies and private investment funds, currently representing 69.81% of the Company’s net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk normally associated with public equity markets. At October 31, 2005, and October 31, 2004 the Company was not subject to equity price risk normally associated with public equity markets, except to the extent that the private investment funds that the Company has invested in has, from time to time, interests in securities which may be publicly traded.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Portfolios of Investments at October 31, 2005 and October 31, 2004

Statements of Assets and Liabilities at October 31, 2005 and October 31, 2004

Statements of Operations for the years ended October 31, 2005, October 31, 2004 and October 31, 2003

Statements of Changes in Net Assets for the years ended October 31, 2005, October 31, 2004 and October 31, 2003

Statements of Cash Flows for the years ended October 31, 2005, October 31, 2004 and October 31, 2003

Financial Highlights — Selected Per Share Data and Ratios for the years ended October 31, 2005, October 31, 2004, October 31, 2003, October 31, 2002 and October 31, 2001

Notes to Financial Statements

Note - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Excelsior Private Equity Fund II, Inc.

We have audited the accompanying statement of assets and liabilities of Excelsior Private Equity Fund II, Inc. (the “Fund”), including the portfolio of investments, as of October 31, 2005, and the related statements of operations and cash flows for the year then ended, the statement of changes in net assets for each of the two years in the period then ended, and the financial highlights for each of the three years in the period then ended. These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. The financial highlights for each of the years in the two year period ended October 31, 2002 were audited by other auditors whose report, dated December 17, 2002, expressed an unqualified opinion on such financial highlights.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of October 31, 2005, by correspondence with the custodian and the management of the private investment funds; where replies were not received for the private investment funds, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1(A), the financial statements include investment securities valued at $31,886,805 as of October 31, 2005, representing 69.81% of net assets, whose values have been estimated by the Managing Investment Adviser, under the supervision of the Board of Directors, in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing Investment Adviser in preparing the valuations of investment securities and have inspected the underlying documentation, and in the circumstances we believe the procedures are reasonable and the documentation appropriate. However, in the case of those securities with no readily ascertainable market value, because of the inherent uncertainty of valuation, the Managing Investment Adviser’s estimate of values may differ significantly from the values that would have been used had a ready market existed for the securities and the differences could be material.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Excelsior Private Equity Fund II, Inc. as of October 31, 2005, the results of its operations and its cash flows for the year then ended, the changes in its net assets for each of the two years in the period then ended, and the financial highlights for each of the three years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

New York, New York

December 23, 2005

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments at October 31, 2005

Principal Amount		Acquisition Date ##	Value (Note 1)
	MONEY MARKET INSTRUMENTS —25.82%
$1,000,000	First Tennessee Bank Note 3.77%, 11/01/05		$1,000,000

1,400,000	Federal Farm Credit Bank Discount Note 3.67%, 11/02/05		1,399,857

1,000,000	Danske Bank Commercial Paper 3.82%, 11/07/05		999,363

2,400,000	Federal Home Loan Bank Discount Note 3.68%, 11/07/05		2,398,528

1,000,000	Morgan Stanley Commercial Paper 3.84%, 11/08/05		999,253

5,000,000	Federal Home Loan Mortgage Discount Note 3.72%, 11/08/05		4,996,384

	TOTAL MONEY MARKET INSTRUMENTS (Cost $11,793,385)		11,793,385

PRIVATE INVESTMENT FUNDS #, @ — 45.82%
Ownership Percentage
	Buyout Funds – 23.01%

0.93%	Brentwood Associates III, LP	06/99-10/02	5,049,982
1.98%	Broadview Capital Partners, LP	04/99-10/02	1,650,395
1.34%	Friedman, Fleischer & Lowe Capital Partners, LP	01/99-10/02	1,890,965
1.32%	Quad-C Partners V, LP	04/98-10/02	1,918,744

			10,510,086
	Early Stage Venture Funds – 15.06%

1.71%	Advanced Technology Ventures V, LP	09/98-10/02	694,538
4.88%	Commonwealth Capital Ventures II, LP	01/99-10/02	1,719,612
3.96%	Communications Ventures III, LP	11/98-05/00	435,925
1.24%	Mayfield X, LP	06/99-05/02	697,580
0.62%	Mayfield X, Annex	07/02-10/02	194,800
8.69%	Mid-Atlantic Venture Fund III, LP †	04/98-02/01	1,660,025
1.31%	Sevin Rosen Fund VI, LP	03/98-10/02	992,573
1.29%	Trinity Ventures VI, LP	09/98-10/02	484,557

			6,879,610
	Varied Stage Venture Funds – 7.75%

2.63%	Brand Equity Ventures, LP	03/98-10/01	569,013
2.60%	Morgenthaler Venture Partners V, LP	10/98-08/01	2,970,349

			3,539,362

	TOTAL PRIVATE INVESTMENT FUNDS (Cost $37,111,990)		20,929,058

Shares
PRIVATE COMPANIES # — 23.99%
Preferred Stocks @ — 18.69%
Educational Services — 7.75%
75,059	Mosaica Education, Inc., Series C	08/01	3,537,722

Internet Services — Business — 10.94%
1,428,572	Clear Orbit, Inc., Series A †	06/00	5,000,013

	Total Preferred Stock (Cost $10,119,422)]		8,537,735

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments at October 31, 2005 — (continued)

Shares / Par Value		Acquisition Date ##	Value (Note 1)
Promissory Notes —5.30%
Biotechnology — 0.99%
$451,412	Metrigen, Inc., 6.00%, 9/01/2009 @	07/03	$451,412

Educational Services — 4.31%
$686,415	Mosaica Education, Inc. Bridge Notes, 15.00%, 8/24/2006	02/01-08/01	686,415
$1,025,748	Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006 @	02/01-08/01	1,025,748
$256,437	Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 8/24/2006 @	02/01-08/01	256,437

			1,968,600

	Total Promissory Notes (Cost $2,420,012)		2,420,012

Warrants @ — 0.00%
Biotechnology — 0.00%
62,326	Metrigen, Inc. (expiration December, 2012)	07/03	—

	Total Warrants (Cost $0)		—

	TOTAL PRIVATE COMPANIES (Cost $12,539,434)		10,957,747

PUBLIC COMPANIES @, #, —0.00%
Biotechnology — 0.00%
76,950	Curon Medical Inc. Warrants (expiration May, 2007) (Cost $0)	08/00	—

INVESTMENT COMPANIES —2.15%
982,247	Dreyfus Government Cash Management Fund (Cost $982,247)		982,247

TOTAL INVESTMENTS (Cost $62,427,056) — 97.78%			44,662,437
OTHER ASSETS & LIABILITIES (NET) —2.22%			1,014,708

NET ASSETS —100.00%			$45,677,145

†	At October 31, 2005, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at October 31, 2005 was $6,660,038.

#	Restricted as to public resale. Acquired between March 1998 and July, 2003. Total cost of restricted securities at October 31, 2005 aggregated $49,651,424. Total value of restricted securities owned at October 31, 2005 was $31,886,805 or 69.81% of net assets.

@	Non-income producing security.

##	Disclosure required for restricted securities.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments October 31, 2004

Principal Amount/Shares		Acquisition Date	Value (Note 1)
MONEY MARKET INSTRUMENTS — 21.55%
$1,000,000	UBS Financial Commercial Paper 1.75%, 11/01/04		$999,951
1,000,000	Morgan Stanley Commercial Paper 1.79%, 11/02/04		999,901
1,000,000	Federal Home Loan Mortgage Corp. Discount Note 1.75%, 11/02/04		999,903
1,000,000	Danske Bank Commercial Paper 1.76%, 11/03/04		999,853
3,150,000	Federal Home Loan Bank Discount Note 1.70%, 11/04/04		3,149,405
1,000,000	Caterpillar Finance Commercial Paper 1.73%, 11/10/04		999,519
3,000,000	Federal National Mortgage Association Discount Note 1.72%, 11/10/04		2,998,567

	TOTAL MONEY MARKET INSTRUMENTS (Cost $11,147,099)		11,147,099

PRIVATE INVESTMENT FUNDS #, @ — 52.92%
Ownership Percentage
	Buyout Funds – 32.32%
0.97%	Brentwood Associates III, LP	06/99-10/02	3,792,759
1.88%	Broadview Capital Partners, LP	04/99-10/02	2,235,400
1.32%	Friedman, Fleischer & Lowe Capital Partners, LP	01/99-10/02	7,277,896
1.66%	Quad-C Partners V, LP	04/98-10/02	3,407,375

			16,713,430
	Early Stage Venture Funds – 16.68%
1.71%	Advanced Technology Ventures V, LP	09/98-10/02	655,265
4.90%	Commonwealth Capital Ventures II, LP	01/99-10/02	1,870,855
3.96%	Communications Ventures III, LP	11/98-05/00	700,754
1.30%	Mayfield X, LP	06/99-05/02	886,719
0.62%	Mayfield X, Annex	07/02-10/02	204,067
8.70%	Mid-Atlantic Venture Fund III, LP †	04/98-02/01	1,679,609
1.32%	Sevin Rosen Fund VI, LP	03/98-10/02	1,148,139
2.12%	Trinity Ventures VI, LP	09/98-10/02	1,483,588

			8,628,996
	Varied Stage Venture Funds – 3.92%
2.63%	Brand Equity Ventures, LP	03/98-10/01	506,775
2.64%	Morgenthaler Venture Partners V, LP	10/98-08/01	1,520,250

			2,027,025

	TOTAL PRIVATE INVESTMENT FUNDS (Cost $45,642,855)		27,369,451

Shares/Par Value
	PRIVATE COMPANIES # — 21.19%
Preferred Stocks @ — 16.51%
Educational Services — 6.84%
75,059	Mosaica Education, Inc., Series C †	08/01	3,537,722

Internet Services — Business — 9.67%
1,428,572	Clear Orbit, Inc., Series A †	06/00	5,000,013
2,388,345	Firstsource Corp., Series A †	02/00	—

			5,000,013

	Total Preferred Stock (Cost $20,119,425)		8,537,735

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments October 31, 2004 — (continued)

Shares/Par Value		Acquisition Date	Value (Note 1)
Promissory Notes — 4.68%
Biotechnology — 0.87%
$451,412	Metrigen, Inc., 6.00%, 9/01/2009 @	07/03	$451,412

Educational Services — 3.81%
$686,415	Mosaica Education, Inc. Bridge Notes, 13.00%, 8/24/2006†	02/01-08/01	686,415
$1,025,748	Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006 †@	02/01-08/01	1,025,748
$256,437	Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 8/24/2006†@	02/01-08/01	256,437

			1,968,600
Internet Services —Business — 0.00%
$2,666,667	Firstsource Corp., Promissory Note, 8.00%, 6/30/2001 †@	12/00	—
$750,000	Killerbiz, Inc., Promissory Note 8.00%, 6/10/2000 and 1/17/2001 †@	12/99-08/00	—

			—

	Total Promissory Notes (Cost $5,836,679)		2,420,012

Warrants — 0.00%
Biotechnology — 0.00%
62,326	Metrigen, Inc.@	07/03	—

	Total Warrants (Cost $0)		—

	TOTAL PRIVATE COMPANIES (Cost $25,956,104)		10,957,747

INVESTMENT COMPANIES —3.68%
1,904,389
	Dreyfus Government Cash Management Fund (Cost $1,904,389)		1,904,389

TOTAL INVESTMENTS (Cost $84,650,447) —99.34%			51,378,686
OTHER ASSETS & LIABILITIES (NET) — 0.66%			338,868

NET ASSETS —100.00%			$51,717,554

†	At October 31, 2004, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at October 31, 2004 was $12,185,944.

#	Restricted as to public resale. Acquired between March 1, 1998 and October 31, 2003. Total cost of restricted securities at October 31, 2004 aggregated $ 71,598,959. Total value of restricted securities owned at October 31, 2004 was $38,327,198 or 74.11% of net assets.

@	Non-income producing security.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Assets and Liabilities

	October 31,
	2005	2004
ASSETS:
Unaffiliated Issuers, at value (Cost $53,068,935 and $54,436,176 respectively)	$38,002,399	$39,192,742
Affiliated Issuers, at value (Cost $9,358,121 and $30,214,271 respectively)	6,660,038	12,185,944

Investments, at value (Cost $62,427,056 and $84,650,447 respectively) (Note 1)	$44,662,437	$51,378,686
Cash	—	328,296
Receivable from affiliate (Note 2)	—	89,275
Receivable from investment advisor (Note 2)	83,214	52,122
Receivable for securities sold	760,138	—
Interest receivable	397,221	286,687
Other assets	1,569	1,640

Total Assets	45,904,579	52,136,706
LIABILITIES:
Management fees payable (Note 2)	138,793	161,438
Professional fees payable	59,937	152,969
Directors’ fees payable (Note 2)	1,500	66,000
Administration fees payable (Note 2)	17,885	25,236
Accrued expenses and other payables	9,319	13,509

Total Liabilities	227,434	419,152

NET ASSETS	$45,677,145	$51,717,554

NET ASSETS consist of:
Accumulated net realized (loss) on investments	$(40,941,092)	$(31,623,864)
Net unrealized (depreciation) on investments	(17,764,619)	(33,271,761)
Par value	1,957	1,957
Paid-in capital in excess of par value	104,380,899	116,611,222

Total Net Assets	$45,677,145	$51,717,554

Shares of Common Stock Outstanding ($0.01 par value, 200,000 authorized)	195,730	195,730
NET ASSET VALUE PER SHARE	$233.37	$264.23

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Operations

	Year Ended October 31,
	2005	2004	2003
INVESTMENT INCOME:
Interest income from unaffiliated investments	$349,316	$72,640	$128,156
Interest income from affiliated investments	—	89,087	89,186
Dividend income	32,146	20,334	22,046

Total Income	381,462	182,061	239,388
EXPENSES:
Managing investment adviser fees (Note 2)	560,476	673,403	721,837
Administration fees (Note 2)	100,074	121,304	169,766
Legal fees	153,032	94,327	92,310
Audit fees	87,761	113,999	43,150
Directors’ fees and expenses (Note 2)	60,000	66,000	66,000
Printing fees	27,161	15,980	26,680
Miscellaneous expenses	35,024	28,797	63,757

Total Expenses	1,023,528	1,113,810	1,183,500

Expense reimbursed by Affiliate (Note 2)	—	(89,275)	—
Expenses reimbursed by Managing Investment Adviser (Note 2)	(349,580)	(223,870)	(322,717)

Net Expenses	673,948	800,665	860,783

NET INVESTMENT (LOSS)	(292,486)	(618,604)	(621,395)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS: (Note 1)
Net realized gain (loss) on unaffiliated investments	3,923,018	(22,956)	1,098,164
Net realized (loss) on affiliated investments	(13,416,667)	(4,246,672)	(14,615,021)
Net change in unrealized appreciation on investments	15,507,142	6,889,598	18,893,048

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS	6,013,493	2,619,970	5,376,191

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$5,721,007	$2,001,366	$4,754,796

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Changes in Net Assets

	Year Ended October 31,
	2005	2004	2003
OPERATIONS:
Net investment (loss)	$(292,486)	$(618,604)	$(621,395)
Net realized (loss) on investments	(9,493,649)	(4,269,628)	(13,516,857)
Net change in unrealized appreciation on investments	15,507,142	6,889,598	18,893,048

Net increase in net assets resulting from operations	5,721,007	2,001,366	4,754,796

DISTRIBUTIONS TO SHAREHOLDERS:
Return of capital	(11,761,416)	—	(12,722,450)

Total distributions	(11,761,416)	—	(12,722,450)

Net increase (decrease) in net assets .	(6,040,409)	2,001,366	(7,967,654)

NET ASSETS:
Beginning of year	51,717,554	49,716,188	57,683,842

End of year (including undistributed net investment income of $0, $0, and $0 respectively)	$45,677,145	$51,717,554	$49,716,188

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Cash Flows

	Year Ended October 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$5,721,007	$2,001,366	$4,754,796
Adjustments to reconcile net increase (decrease) in net a assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized (appreciation) on investments	(15,507,142)	(6,889,598)	(18,893,048)
Proceeds received from the sale of investments and distributions received from private investment funds	12,453,886	9,322,012	7,273,935
Net realized loss on investments	9,493,649	4,269,628	13,516,857
Net change in short-term investments	275,856	(11,163,505)	7,749,365
Decrease in receivable from investment adviser	58,183	33,711	1,356,119
(Increase) in interest receivable	(110,534)	(89,981)	(87,004)
(Increase) in receivable for securities sold	(760,138)	—	—
Decrease (increase) in other assets	71	(348)	51,324
(Increase) in receivable from affiliate	—	(89,275)	—
(Decrease) in management fee payable	(22,645)	(20,346)	(9,844)
Increase (decrease) in directors’ fees payable	(64,500)	—	6,000
Increase (decrease) in other expenses payable	(104,573)	102,522	(143,940)

Net cash provided by (used for) operating activities	11,433,120	(2,523,814)	15,574,560

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to shareholders	(11,761,416)	—	(12,722,450)

Net cash used by financing activities	(11,761,416)	—	(12,722,450)

Net increase (decrease) in cash	(328,296)	(2,523,814)	2,852,110
Cash at beginning of year	328,296	2,852,110	—

Cash at end of year	$—	$328,296	$2,852,110

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash distributions received from Private Investment Funds	$4,481,573	$—	$—

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Financial Highlights — Selected Per Share Data and Ratios

Per Share Operating Performance (1)

	Year Ended October 31,
	2005	2004	2003	2002	2001
NET ASSET VALUE, BEGINNING OF PERIOD	$264.23	$254.00	$294.71	$722.54	$1,316.64

INCOME FROM INVESTMENT OPERATIONS
Net Investment (Loss)	(1.49)	(3.16)	(3.17)	(0.15)	(9.30)
Net Realized and Unrealized Gain (Loss) on Investments	30.72	13.39	27.46	(160.77)	(678.46)
Net Change in Allowance for Management Incentive Fee	—	—	—	6.93	93.66

Total Investment Operations	29.23	10.23	24.29	(153.99)	(594.10)

DISTRIBUTIONS
Net Investment Income	—	—	—	(8.16)	—
In Excess of Net Investment Income	—	—	—	(22.40)	—
Net Realized Gains	—	—	—	—	—
Return of Capital	(60.09)	—	(65.00)	(243.28)	—

Total Distributions	(60.09)	—	(65.00)	(273.84)	—

NET ASSET VALUE, END OF PERIOD	$233.37	$264.23	$254.00	$294.71	$722.54

TOTAL NET ASSET VALUE RETURN (2)	13.77%	4.03%	8.24%	(21.31)%	(44.58)%

RATIOS AND SUPPLEMENTAL DATA (4)
Net Assets, End of Period (Thousands)	$45,677	$51,718	$49,716	$57,684	$141,423
Ratio of Net Operating Expenses to Average Net Assets	1.48%	1.58%	1.55%	1.29%	1.48%
Ratio of Gross Operating Expenses to Average Net Assets (3)	2.26%	2.19%	2.13%	1.50%	1.59%
Ratio of Net Investment Income (Loss) to Average Net Assets	(0.64)%	(1.22)%	(1.12)%	(0.02)%	(0.91)%
Portfolio Turnover Rate	0%	0%	0%	21%	11%

(1)	For a share outstanding throughout each year.

(2)	Total investment return based on per share net asset value reflects the effects of changes in net asset value based on the performance of the Company during the year, and assumes dividends and distributions, if any, were reinvested. The Company’s shares were issued in a private placement and are not traded. Therefore, market value total investment return is not calculated.

(3)	Expense ratio before waiver of fees and reimbursement of expenses by the Managing Investment Adviser (see Note 2). See Note 2 regarding additional reimbursements during the year ended October 31, 2004.

(4)	Income and expense ratios do not reflect the company’s proportionate share of net investment income (loss) and expenses, including any performance-based fees, of the Private Investment Funds.

Notes to Financial Statements are an integral part of these Financial Statements.

EXCELSIOR PRIVATE EQUITY FUND II, INC.

NOTES TO FINANCIAL STATEMENTS

October 31, 2005

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

The valuation of the Company’s Private Investment Funds is based upon its pro-rata share of the value of the net assets of a Private Investment Fund as determined by such Private Investment Fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company’s investments in Private Investment Funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Managing Investment Adviser, the Managing Investment Adviser, under the supervision of the Board of Directors, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any. The valuation of the Company’s Private Investment Funds also includes contributions to such Private Investment Funds made in advance of remaining capital commitments being called by the Private Investment Funds’ respective general partners. At October 31, 2005, and October 31, 2004 these contributions paid in advanced totaled $1,554,432 and $2,134,459.

One of the Company’s Private Investment Funds, Morganthaler Venture Partners V, LP, owns shares of preferred stock in NexTag.com, Inc. Based on the valuation of those securities by Morganthaler Venture Partners V, LP, the value of the Company’s pro-rata portion of those securities was $2,565,068, or 5.6% of the Company’s net assets at October 31, 2005.

At October 31, 2005 and October 31, 2004 market quotations were not readily available for the Company’s securities valued at $31,886,805 or 69.81% and $38,327,198 or 74.11% of the Company’s net assets. Such securities were valued by the Managing Investment Adviser under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

The Company has unused capital loss carryforwards of approximately $56,647,188 available for income tax purposes, to be applied against future net realized gains, if any, after October 31, 2005. If not applied, $8,602,181 of the carryover will expire in 2009, $13,721,421 will expire in 2010, $18,471,137 will expire in 2011, $5,855,841will expire in 2012 and $9,996,608 will expire in 2013.

The tax character of distributions paid during the fiscal years ended October 31, 2005 and 2004 were as follows:

	Year Ended October 31,
	2005	2004
Return of Capital	$11,761,416	$—

Total	$11,761,416	$—

The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of October 31, 2005, the Company has not received information to determine the tax cost of the Private Investment Funds as of October 31, 2005. At December 31, 2004, the Private Investment Funds had a cost basis for tax purposes of $28,912,715. Based on the values of the Private Investment Funds at October 31, 2005 and after adjustment for purchases and sales between December 31, 2004 and October 31, 2005, this results in net depreciation of $2,529,224, consisting of gross appreciation of $3,248,018 and gross depreciation of $5,777,242. The cost of all other investments for federal tax purposes is $25,315,066 and those investments had a tax basis net unrealized depreciation of $1,581,687, consisting of gross appreciation of $13 and gross depreciation of $1,581,700. There is no appreciation or depreciation for tax purposes on the Money Market Instruments or Investment Companies. The cost of investments other than Private Investment Funds for federal tax purposes at October 31, 2004, was $39,007,592 and those investments had a tax basis net of unrealized depreciation of $14,998,357, consisting of gross appreciation of $13 and gross depreciation of $14,998,370.

Note 2 — Investment Advisory Fee, Administration Fee and Related Party Transactions

Prior to June 1, 2003, and pursuant to an Investment Management Agreement (“Agreement”), United States Trust Company of New York (“U.S. Trust NY”) and U.S. Trust Company (“U.S. Trust”) served as the Managing Investment Adviser to the Company. Under the Agreement, for the services provided, the Managing Investment Adviser is entitled to receive a management fee at the annual rate of 1.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested or committed to be invested in Private Companies or Private Investment Funds and equal to an annual rate of 0.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested in short-term investments and are not committed to Private Companies or Private Investment Funds. Prior to June 1, 2003, and pursuant to a sub-advisory agreement (the “Sub-Advisory Agreement”) among the Company, U.S. Trust NY, U.S. Trust and U.S. Trust Company, N.A., U.S. Trust Company, N.A. served as the investment sub-adviser to the Company and received an investment management fee from the Managing Investment Adviser. As of October 31, 2005 and October 31, 2004, respectively, $138,793 and $161,438 were payable to the Managing Investment Adviser.

In addition to the management fee, the Company has agreed to pay the Managing Investment Adviser an incentive fee in an amount equal to 20% of the cumulative realized capital gains (net of realized capital losses and unrealized capital depreciation) on investments other than Private Investment Funds, less the aggregate amount of incentive fee payments in prior years. If the amount of the incentive fee in any year is a negative number, or cumulative net realized gains less unrealized capital depreciation at the end of any year is less than such amount calculated at the end of the previous year, the Managing Investment Adviser will be required to repay the Company all or a portion of the incentive fee previously paid.

U.S. Trust NY is a New York state-chartered bank and trust company and a member bank of the Federal Reserve System. Effective June 1, 2003, U.S. Trust merged into U.S. Trust Company, N.A., a nationally chartered bank. Pursuant to an assumption agreement dated June 1, 2003, U.S. Trust Company, N.A. assumed the duties and obligations of U.S. Trust under the Agreement. Pursuant to a termination agreement among the Company, U.S. Trust NY, U.S. Trust and U.S. Trust Company, N.A., the Sub-Advisory Agreement terminated on June 1, 2003. As a result, U.S. Trust Company, N.A., acting through its registered investment advisory division, U.S. Trust Company, N.A. Asset Management Division (“USTAMD”), now serves with U.S. Trust NY, acting through its registered investment advisory division, U.S. Trust—New York Asset Management Division (“NYAMD”), as Managing Investment Adviser to the Company. The merger had no impact on the management or operations of the investment advisory functions performed for the Company, and did not constitute a change in control. U.S. Trust NY and U.S. Trust Company, N.A. are each a wholly-owned subsidiary of U.S. Trust Corporation, a registered bank holding company. U.S. Trust Corporation is a wholly-owned subsidiary of The Charles Schwab Corporation.

PFPC, Inc. (“PFPC”), a majority-owned subsidiary of The PNC Financial Services Group, provides administrative and accounting services to the Company pursuant to an Administration and Accounting Services Agreement. PFPC Trust Company provides custodian services to the Company pursuant to a Custodian Services Agreement. Also, PFPC provides transfer agency services to the Company pursuant to a Transfer Agency Agreement. For the services provided to the Company by PFPC and its affiliates, PFPC is entitled to an annual fee of 0.02% of average net assets plus reimbursement of reasonable expenses, and a base fee, payable monthly. Administration fees for the year ended October 31, 2005 amounted to $100,074, of which $17,885 was payable at October 31, 2005. Administration fees for the year ended October 31, 2004 amounted to $121,304, of which $25,236 was payable at October 31, 2004. Administration fees for the year ended October 31, 2003 amounted to $169,766.

The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25% of the Company’s average net assets. This reimbursement amounted to $349,580, $223,870 and $322,717 for the years ended October 31, 2005, October 31, 2004 and October 31, 2003, respectively, which includes a receivable to the Company of $83,214 as of October 31, 2005 and $52,122 as of October 31, 2004.

Each director of the Company receives an annual fee of $9,000, plus a meeting fee of $1,500 for each meeting attended, and is reimbursed for expenses incurred for attending meetings. No person who is an officer, director or employee of the Managing Investment Adviser, or U.S. Trust Corporation or its subsidiaries, who serves as an officer, director or employee of the Company receives any compensation from the Company. Directors fees were $60,000, $66,000 and $66,000 for the years ended October 31, 2005, 2004 and 2003, respectively, which includes directors fees payable of $1,500 and $66,000 at October 31, 2005 and October 31, 2004, respectively.

On November 23, 2004, the Company engaged Deloitte & Touche, LLP (“D&T”) as the Company’s independent registered public accountants for the fiscal year ended October 31, 2004, replacing Ernst & Young LLP (“E&Y”), the Company’s prior independent registered public accountants. E&Y was terminated by the Company on October 28, 2004 as a result of concerns regarding their independence at the time of issuance of their report on the Company’s October 31, 2003 financial statements. These concerns were the result of certain real estate consulting services performed by E&Y on a contingent fee basis for Charles Schwab & Co., Inc., an affiliate of the Company’s Managing Investment Adviser.

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

Note 3 — Purchases and Sales of Securities

Excluding short-term investments, the Company had $0 in purchases and $12,453,886 in proceeds of sales of securities for the year ended October 31, 2005. For years ended October 31, 2004 and October 31, 2003 the amount of purchases were $0 and $0, respectively, and the amount of sales were $3,334,000 and $5,305,452, respectively.

Note 4 — Transactions with Affiliated Portfolio Companies

An affiliated company is a company in which the Company has ownership of over 5% of the voting securities. No dividend income was received from affiliated companies during the year ended October 31, 2005 and 2004. Transactions with companies, which are or were affiliates are as follows:

Name of Investment	Shares/ Principal Amount/ Percentage Held at October 31, 2004	October 31, 2004 Value	For the Year Ended October 31, 2005				Shares/ Principal Amount/ Percentage Held at October 31, 2005	October 31, 2005 Value (Note 1)
			Conversion Cost	Sales/ Conversion Proceeds	Interest	Realized Gain (Loss)
Affiliated Companies
Mid-AtlanticVenture Fund III, LP	8.70%	$1,679,609	$—	$351,461	$—	$—	8.69%	$1,660,025
Clear Orbit Inc., Preferred Series A	1,428,572	5,000,013	—	—	—	—	1,428,572	5,000,013
Firstsource Corp., Preferred Series A	2,388,345	—	—	—	—	(10,000,000)	—	—
Firstsource Corp., Promissory Note 8.00%, 6/30/2001	$2,666,667	—	—	—	—	(2,666,667)	—	—
Killerbiz, Inc., Promissory Note 8.00%, 6/10/2000 and 1/17/2001	$750,000	—	—	—	—	(750,000)	—	—
Mosaica Education, Inc., Preferred Series C	75,059	3,537,722	—	—	—	—	75,059	3,537,722
Mosaica Education, Inc. Bridge Notes, 15.00%, 8/24/2006	$686,415	686,415	—	—	105,588	—	$686,415	686,415
Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006	$1,025,748	1,025,748	—	—	—	—	$1,025,748	1,025,748
Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 8/24/2006	$256,437	256,437	—	—	—	—	$256,437	256,437

Total Non-Controlled Affiliates		$12,185,944	$—	$351,461	$105,588	$(13,416,667)		$12,166,360

Name of Investment	Shares/ Principal Amount/ Percentage Held at October 31, 2003	October 31, 2003 Value	For the Year Ended October 31, 2004				Shares/ Principal Amount/ Percentage Held at October 31, 2004	October 31, 2004 Value (Note 1)
			Conversion Cost	Sales/ Conversion Proceeds	Interest	Realized Gain (Loss)
Affiliated Companies
Mid- Atlantic Venture Fund III, LP	8.71%	$1,774,031	$—	$—	$—	$—	8.70%	$1,679,609
Clear Orbit Inc., Preferred Series A	1,428,572	5,000,013	—	—	—	—	1,428,572	5,000,013
Commonwealth Capital Ventures II, LP	5.73%	1,925,198	—	—	—	—	4.90%	1,870,855
Curon Medical, Inc., Common Stock	2,381,088	4,243,099	—	2,825,829	—	(4,246,672)	—	—
Curon Medical, Inc., Warrants	76,950	—	—	—	—	—	—	—
Firstsource Corp., Preferred Series A	2,388,345	—	—	—	—	—	2,388,345	—
Firstsource Corp., Promissory Note 8.00%, 6/30/2001	$2,666,667	—	—	—	—	—	$2,666,667	—
Killerbiz, Inc., Promissory Note 8.00%, 6/10/2000 and 1/17/2001	$750,000	—	—	—	—	—	$750,000	—
Mosaica Education, Inc., Preferred Series C	75,059	3,537,722	—	—	—	—	75,059	3,537,722
Mosaica Education, Inc. Bridge Notes, 13.00%, 8/24/2006	$686,415	686,415	—	—	89,087	—	$686,415	686,415
Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006	$1,025,748	1,025,748	—	—	—	—	$1,025,748	1,025,748
Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 8/24/2006	$256,437	256,437	—	—	—	—	$256,437	256,437

Total Non Controlled Affiliates		$18,448,663	$—	$2,825,829	$89,087	$(4,246,672)		$14,056,799

Note that, although Mosaica Education, Inc. was an affiliated company in prior fiscal years, as of October 31, 2005 the Company holds less than 5% of its shares. Therefore, Mosaica Education, Inc. is not included as an affiliated company on the October 31, 2005 schedule of investments or statement of assets and liabilities, and interest earned on Mosaica Education Inc. notes is not presented as interest income from affiliates on the October 31, 2005 statement of operations. Similarly, Commonwealth Capital Ventures II, LP was an affiliate at October 31, 2003 but is not at October 31, 2004.

Note 5 — Pending Litigation

The Managing Investment Adviser was contacted in September 2003 by the Office of the New York State Attorney General (the “NYAG”) and the Securities and Exchange Commission (the “SEC”) and later by the Attorney General of the State of West Virginia, in connection with their investigations of practices in the mutual fund industry identified as “market timing” and “late trading” of mutual fund shares (the “Investigations”). The Managing Investment Adviser has been providing full cooperation with respect to these Investigations and continues to review the facts and circumstances relevant to the Investigations. As disclosed previously by the Managing Investment Adviser and its affiliates, these Investigations have been focusing on circumstances in which a small number of parties were permitted to engage in short-term trading of shares of certain mutual funds managed by the Managing Investment Adviser. The short-term trading activities permitted under these arrangements have been terminated and the Managing Investment Adviser has strengthened its policies and procedures to deter frequent trading.

The Managing Investment Adviser, certain of its affiliates and others have also been named in five class actions which allege that the Managing Investment Adviser, certain of its affiliates and others allowed certain parties to engage in illegal and improper mutual fund trading practices, which allegedly caused financial injury to the shareholders of certain mutual funds managed by the Managing Investment Adviser. Each seeks unspecified monetary damages and related equitable relief. The Managing Investment Adviser, certain of its affiliates and others have also been named in two derivative actions alleging breach of fiduciary duty in relation to allegedly illegal and improper mutual fund trading practices.

The class and derivative actions described above have been transferred to the United States District Court for the District of Maryland for coordinated and consolidated pre-trial proceedings. In November 2005, the Maryland court dismissed many of the plaintiffs’ claims in both the investor class action suits and in the derivative suits. Plaintiffs’ claims under Sections 10(b) and 20 of the Securities Exchange Act and under Section 36(b) of the Investment Company Act, however, have not been dismissed. Currently, these rulings are subject to reconsideration motions by the parties. It is anticipated that discovery will commence soon with respect to plaintiffs’ remaining claims.

While the ultimate outcome of these matters cannot be predicted with any certainty at this time, based on currently available information, the Managing Investment Adviser believes that the pending Investigations and private lawsuits are not likely to materially affect the Managing Investment Adviser’s ability to provide investment management services to the Fund. The Fund is not a subject of the Investigations nor party to the lawsuits described above.

Note 6 — Guarantees

In the normal course of business, the Company enters into contracts that provide general indemnifications. The Company’s maximum exposure under these agreements is dependent on future claims that may be made against the Company, and therefore cannot be established; however, based on experience, the risk of loss from such claims is considered remote.

Note 7 — Subsequent Event

On December 15, 2005, the Board of Directors of the Company approved an assumption agreement pursuant to which UST Advisers, Inc. (“USTA”) has assumed all of the former Managing Investment Adviser’s obligations under the Agreement. Effective December 16, 2005, USTA will serve as Managing Investment Adviser to the Company.

USTA, a Delaware corporation that is a wholly-owned subsidiary of U.S. Trust Company, N.A., is registered as an investment adviser with the Securities and Exchange Commission.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been a change in the Company’s independent registered public accounting firm (see Note 2 to the financial statements), however there were no disagreements or reportable events.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. As of October 31, 2005 (the end of the period covered by this report), the Company’s principal executive officers and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

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

Set forth below are names, ages, positions and certain other information concerning the current directors and certain officers of the Company as of October 31, 2005.

Name, Address and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation During Past Five Years	Number of Portfolios in Fund Complex Overseen by Director
Disinterested Directors
Mr. Gene M. Bernstein, 58 United States Trust Company of New York 114 West 47th Street New York, NY 10036	Director and Member of the Audit and Valuation Committees	Annual Terms since December 1, 1994	Director of NIC Holding Corp; Dean of the Skodneck Business Development Center at Hofstra University from 2000-2001; prior to that Mr. Bernstein was President and Vice Chairman at Northville Industries, a petroleum marketing, distribution, trading and storage company and wholly-owned subsidiary of NIC Holding Corp. Mr. Bernstein serves as a director or manager of Excelsior Private Equity Fund II, Inc., Excelsior Venture Partners III, LLC, Excelsior Venture Investors III, LLC and the Excelsior Directional Hedge Fund of Funds, LLC.	4

Mr. Victor F. Imbimbo, 53 United States Trust Company of New York 114 West 47th Street New York, NY 10036	Director and Member of the Audit and Valuation Committees	Annual Terms since April 6, 2000	Since October 2002, Mr. Imbimbo has directed healthcare marketing in the United States for TBWA\Chiat\Day, a division of the global marketing agency TBWA. Prior to this, he was President of Bedrock Communications, Inc., a consulting company addressing the merger of traditional and digital communications solutions for the general and healthcare markets. Mr. Imbimbo serves as a director or manager of Excelsior Private Equity Fund II, Inc., Excelsior Venture Partners III, LLC, Excelsior Venture Investors III, LLC and the Excelsior Directional Hedge Fund of Funds, LLC.	4

Mr. Stephen V. Murphy, 60 United States Trust Company of New York 114 West 47th Street New York, NY 10036	Director and Member of the Audit and Valuation Committees	Annual Terms since December 1, 1994	President of S.V. Murphy & Co., Inc., an investment banking firm. Mr. Murphy serves as a director or manager of Excelsior Venture Partners III, LLC, Excelsior Venture Investors III, LLC and the Excelsior Directional Hedge Fund of Funds, LLC. He also serves on the board of directors of The First of Long Island Corporation and the First National Bank of Long Island	4
Interested Director
Mr. John C. Hover II, 62 United States Trust Company of New York 114 West 47th Street New York, NY 10036	Director and Chairman of the Board	Annual terms since December 9, 1998	Executive Vice President of U.S. Trust (retired since 1998). Mr. Hover serves as chairman of the board of directors or managers of Excelsior Private Equity Fund II, Inc., Excelsior Venture Partners III, LLC and Excelsior Venture Investors III, LLC. He also serves on the board of directors of Tweedy, Brown Fund, Inc.	3

Mr. Hover is considered an “interested person”, as defined by the 1940 Act, of the Company due to the fact that he holds securities of The Charles Schwab Corporation, a parent company of the Managing Investment Adviser.

Officers

Name, Address and Age	Position(s) Held with the Company	Length of Time Served	Principal Occupation During Past Five Years

Mr. Robert Aufenanger, 52 U.S. Trust Company 225 High Ridge Road Stamford, CT 06905	Treasurer	Since April 2003	Senior Vice President, U.S. Trust; prior to U.S. Trust, Mr. Aufenanger worked as a consultant to various clients in the fund industry and prior to this was Chief Financial Officer for Icon Holdings Corp.

Mr. Timothy Leach, 50* U.S. Trust Company 114 W. 47th Street New York, NY 10036	Co-Chief Executive Officer	Since June 2005	Head of U.S. Trust Western Region (10/05 to present); Executive Vice President and Chief Investment Officer of U.S. Trust (5/04 to 10/05); Executive Vice President and Chief Investment Officer of Wells Fargo Private Client Services, Chief Executive Officer of Wells Fargo Alternative Asset Management, and Chief Executive Officer of and President of Wells Fargo Private Investment Advisors (5/99 to 12/03); Board of Trustees of Aquila Mutual Funds (2/00 to 6/02).

Mr. Raghav V. Nandagopal, 43 U.S. Trust Company 225 High Ridge Road Stamford, CT 06905	Co-Chief Excecutive Officer	Since June 2005	Senior Vice President, U.S. Trust; prior to U.S.Trust, Mr. Nandagopal held positions at McKinsey & Company and AT&T Capital

Mr. Lee A. Gardella, 38 U.S. Trust Company 225 High Ridge Road Stamford, CT 06905	Senior Vice President	Since March 1998	Senior Vice President, U.S. Trust

Ms. Sharon Davison, 51** U.S. Trust Company 114 W. 47th Street New York, NY 10036	Chief Compliance Officer	Since October 2004	Director of Securities & Corporate Compliance, U.S. Trust Company; prior to U.S. Trust, Ms. Davison served as Director of Special Investigations at the New York Stock Exchange and as Senior Counsel in the Division of Market Surveillance at the New York Stock Exchange

All officers of the Company are employees and/or officers of the Managing Investment Adviser.

Officers of the Company are elected by the directors and hold office until they resign, are removed or are otherwise disqualified to serve.

*	On December 15, 2005, Mr. Leach resigned as the Company’s Co-Chief Executive Officer. On December 15, 2005, Leo P. Grohowski was appointed by the Board of Directors to be the Company’s Co-Chief Executive Officer.

**	Sharon Davison resigned as the Company’s Chief Compliance Officer, effective as of the close of business on November 28, 2005. On December 15, 2005, Stefanie Firtell was selected to be the Company’s chief compliance officer.

ITEM 11.	EXECUTIVE COMPENSATION.

The information set forth under the captions “Election of Directors” and “Additional Information-Officers” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on March 23, 2006, which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 2005, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” appearing in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on March 23, 2006, which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 2005, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

(a)	The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are $119,000 for 2004 and $80,650 for 2005.

Audit-Related Fees

(b)	The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit of the registrant’s financial statements and are not reported under paragraph (a) of this Item are $0 for 2004 and $0 for 2005.

Tax Fees

(c)	The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning are $0 for 2004 and $0 for 2005.

All Other Fees

(d)	The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in paragraphs (a) through (c) of this Item are $0 for 2004 and $0 for 2005.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements

		The financial statements listed in Item 8, “Financial Statements and Supplementary Data,” beginning on page 9 are filed as part of this report.

	2.	Financial Statement Schedules

		The financial statement schedules listed in Item 8, “Financial Statements and Supplementary Data,” beginning on page 9 are filed as part of this report.

	3.	Exhibits

Exhibit Number	Description

(3)(i)	Articles of Incorporation of the Company [1]

(3)(ii)	By-Laws of the Company [1]

(10.1)	Form of Management Agreement [2]

(10.2)	Form of Transfer Agency and Custody Agreement [3]

(10.3)	Investment Sub-Advisory Agreement dated as of December 21, 2001, among the Company, United States Trust Company of New York, U.S. Trust Company and U.S. Trust Company, N.A. [4]

(10.4)	Administration and Accounting Services Agreement dated January 1, 2002, between the Company and PFPC Inc.[4]

(10.5)	Custodian Services Agreement dated January 1, 2002, between the Company and PFPC Trust Company. [4]

(10.6)	Transfer Agency Services Agreement dated February 1, 2002, between the Company and PFPC Inc.[4]

(14)	Code of Ethics [5]

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)(a)	Audit Committee Charter.

[1]	Incorporated by reference to the Company’s Registration Statement on Form N-2, (File No. 333-23811), filed with the Securities Exchange Commission on March 24, 1997.

[2]	Incorporated by reference to the Company’s definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on May 25, 2000.

[3]	Incorporated by reference to the Company’s Registration Statement on Form N-2/A (File No. 333-23811), filed with the Securities and Exchange Commission on May 13, 1997.

[4]	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on March 18, 2002.

[5]	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on January 29, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCELSIOR PRIVATE EQUITY FUND II, INC.

Date: January 27, 2006	By:	/s/ LEO P. GROHOWSKI
Leo P. Grohowski Co-Chief Executive Officer (co-principal executive officer)

Date: January 27, 2006	By:	/s/ RAGHAV V. NANDAGOPAL
Raghav V. Nandagopal Co-Chief Executive Officer (co-principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LEO P. GROHOWSKI Leo P. Grohowski	Co-Chief Executive Officer (co-principal executive officer)	January 27, 2006

/s/ RAGHAV V. NANDAGOPAL Raghav V. Nandagopal	Co-Chief Executive Officer (co-principal executive officer)	January 27, 2006

/s/ ROBERT F. AUFENANGER Robert F. Aufenanger	Treasurer (principal financial officer)	January 27, 2006

/s/ JOHN C. HOVER II John C. Hover II	Chairman of the Board and Director	January 27, 2006

/s/ GENE M. BERNSTEIN Gene M. Bernstein	Director	January 27, 2006

/s/ STEPHEN V. MURPHY Stephen V. Murphy	Director	January 27, 2006

/s/ VICTOR F. IMBIMBO, JR. Victor F. Imbimbo, Jr.	Director	January 27, 2006