Form 10-Q
period 2006-01-31
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2006-03-17
CIK 1036052

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☐  Yes    ☐  No

As of March 1, 2006, there were 195,730 shares of the Registrant’s Common Stock, $.01 par value per share, outstanding.

EXCELSIOR PRIVATE EQUITY FUND II, INC.

Excelsior Private Equity Fund II, Inc.’s (the “Company’s”) prospects, including the prospects of its underlying investments, are subject to certain uncertainties and risks. This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. The future results of the Company and its underlying investments, may differ materially from its historical results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers should also carefully review the risk factors described in the other document s the Company files, or has filed, from time to time with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments (Unaudited)

	January 31, 2006
	Value	% of Net Assets
PORTFOLIO STRUCTURE
SHORT-TERM INVESTMENTS:
MONEY MARKET INVESTMENTS	$14,268,540	31.36%
INVESTMENT COMPANIES	729,619	1.60%
PRIVATE INVESTMENT FUNDS	19,201,958	42.21%
PRIVATE COMPANIES	10,957,747	24.09%

TOTAL INVESTMENTS	45,157,864	99.26%
OTHER ASSETS & LIABILITIES (NET)	336,944	0.74%

NET ASSETS	$45,494,808	100.00%

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments

	October 31, 2005
	Value	% of Net Assets
PORTFOLIO STRUCTURE
SHORT-TERM INVESTMENTS:
MONEY MARKET INVESTMENTS	$11,793,385	25.82%
INVESTMENT COMPANIES	982,247	2.15%
PRIVATE INVESTMENT FUNDS	20,929,058	45.82%
PRIVATE COMPANIES	10,957,747	23.99%

TOTAL INVESTMENTS	44,662,437	97.78%
OTHER ASSETS & LIABILITIES (NET)	1,014,708	2.22%

NET ASSETS	$45,677,145	100.00%

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments January 31, 2006 (Unaudited)

Principal Amount		Acquisition Date ##	Value (Note 1)
MONEY MARKET INSTRUMENTS — 31.36%
$1,155,000	Federal National Mortgage Association Discount Note 4.15%, 02/01/06		$1,155,000
3,085,000	Federal Home Loan Mortgage Discount Note 4.35%, 02/01/06		3,085,000
8,035,000	Federal Home Loan Mortgage Discount Note 4.21%, 02/06/06		8,030,302
1,000,000	Federal Home Loan Bank Discount Note 4.23%, 02/08/06		999,178
1,000,000	HBOS Treasury Services Commercial Paper 4.23%, 02/09/06		999,060

	TOTAL MONEY MARKET INSTRUMENTS (Cost $14,268,540)		14,268,540

PRIVATE INVESTMENT FUNDS #, @ — 42.20%
Ownership Percentage
1.71%	Advanced Technology Ventures V, LP	09/98-10/02	694,538
2.63%	Brand Equity Ventures I, LP	03/98-10/01	569,013
0.95%	Brentwood Associates III, LP	06/99-01/06	4,738,836
1.98%	Broadview Capital Partners, LP	04/99-10/02	1,697,289
4.88%	Commonwealth Capital Ventures II, LP	01/99-10/02	736,976
3.96%	Communications Ventures III, LP	11/98-05/00	435,976
1.34%	Friedman, Fleischer & Lowe Capital Partners, LP	01/99-10/02	1,936,890
1.24%	Mayfield X, LP	06/99-05/02	706,649
0.62%	Mayfield X, Annex	07/02-10/02	195,067
8.69%	Mid-Atlantic Venture Fund III, LP †	04/98-02/01	1,328,519
2.60%	Morgenthaler Venture Partners V, LP	10/98-08/01	2,977,199
1.28%	Quad-C Partners V, LP	04/98-10/02	1,763,940
1.31%	Sevin Rosen Fund VI, LP	03/98-10/02	936,510
1.29%	Trinity Ventures VI, LP	09/98-10/02	484,556

	TOTAL PRIVATE INVESTMENT FUNDS (Cost $35,574,256)		19,201,958

Shares/Par Value
PRIVATE COMPANIES # — 24.09%
Preferred Stocks @ —18.77%
Educational Services — 7.78%
75,059	Mosaica Education, Inc., Series C	08/01	3,537,722

Internet Services — Business — 10.99%
1,428,572	Clear Orbit, Inc., Series A †	06/00	5,000,013

	Total Preferred Stock (Cost $10,119,422)		8,537,735
Promissory Notes —5.32%
Biotechnology —0.99%
$451,412	Metrigen, Inc., 6.00%, 9/01/2009 @	07/03	451,412

Educational Services — 4.33%
$686,415	Mosaica Education, Inc. Bridge Notes, 15.00%, 8/23/2006	02/01-08/01	686,415
$1,025,748	Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006 @	02/01-08/01	1,025,748
$256,437	Mosaica Education, Inc. (ASI Texas LLC), 0.00%, 8/24/2006 @	02/01-08/01	256,437

			1,968,600
	Total Promissory Notes (Cost $2,420,012)		2,420,012

Notes to Financial Statements are an integral part of these Financial Statements

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments January 31, 2006 (Unaudited) — (continued)

Shares		Acquisition Date ##	Value (Note 1)
Warrants @ — 0.00%
Biotechnology — 0.00%
62,326	Metrigen, Inc. (expiration December 2012)	07/03	$—

	Total Warrants (Cost $0)		—

	TOTAL PRIVATE COMPANIES (Cost $12,539,434)		10,957,747

PUBLIC COMPANIES @, # — 0.00%
Warrants — 0.00%
Biotechnology — 0.00%
76,950	Curon Medical Inc. Warrants (expiration May 2007) (cost $0)	08/00	—
INVESTMENT COMPANIES —1.61%
729,619	Dreyfus Government Cash Management Fund (Cost $729,619)		729,619

TOTAL INVESTMENTS (Cost $63,111,849) — 99.26%			45,157,864
OTHER ASSETS & LIABILITIES (NET) — 0.74%			336,944

NET ASSETS —100.00%			$45,494,808

†	At January 31, 2006, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940, as amended. Total market value of affiliated securities owned at January 31, 2006 was $6,328,532.

#	Restricted as to public resale. Acquired between March 1998 and January 2006. Total cost of restricted securities at January 31, 2006 aggregated $48,113,690. Total market value of restricted securities owned at January 31, 2006 was $30,159,705 or 66.29% of net assets.

@	Non-income producing security.

##	Disclosure required for restricted securities.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments October 31, 2005

Principal Amount/ Shares		Acquisition Date ##	Value (Note 1)
MONEY MARKET INSTRUMENTS — 25.82%
$1,000,000	First Tennessee Bank Note 3.77%, 11/01/05		$1,000,000
1,400,000	Federal Farm Credit Bank Discount Note 3.67%, 11/02/05		1,399,857
1,000,000	Danske Bank Commercial Paper 3.82%, 11/07/05		999,363
2,400,000	Federal Home Loan Bank Discount Note 3.68%, 11/07/05		2,398,528
1,000,000	Morgan Stanley Commercial Paper 3.84%, 11/08/05		999,253
5,000,000	Federal Home Loan Mortgage Discount Note 3.72%, 11/08/05		4,996,384

	TOTAL MONEY MARKET INSTRUMENTS (Cost $11,793,385)		11,793,385

PRIVATE INVESTMENT FUNDS #, @ — 45.82%
Ownership Percentage
	Buyout Funds – 23.01%
0.93%	Brentwood Associates III, LP	06/99-10/02	5,049,982
1.98%	Broadview Capital Partners, LP	04/99-10/02	1,650,395
1.34%	Friedman, Fleischer & Lowe Capital Partners, LP	01/99-10/02	1,890,965
1.32%	Quad-C Partners V, LP	04/98-10/02	1,918,744

			10,510,086
	Early Stage Venture Funds – 15.06%
1.71%	Advanced Technology Ventures V, LP	09/98-10/02	694,538
4.88%	Commonwealth Capital Ventures II, LP	01/99-10/02	1,719,612
3.96%	Communications Ventures III, LP	11/98-05/00	435,925
1.24%	Mayfield X, LP	06/99-05/02	697,580
0.62%	Mayfield X, Annex	07/02-10/02	194,800
8.69%	Mid-Atlantic Venture Fund III, LP †	04/98-02/01	1,660,025
1.31%	Sevin Rosen Fund VI, LP	03/98-10/02	992,573
1.29%	Trinity Ventures VI, LP	09/98-10/02	484,557

			6,879,610
	Varied Stage Venture Funds – 7.75%
2.63%	Brand Equity Ventures, LP	03/98-10/01	569,013
2.60%	Morgenthaler Venture Partners V, LP	10/98-08/01	2,970,349

			3,539,362

	TOTAL PRIVATE INVESTMENT FUNDS (Cost $37,111,990)		20,929,058

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments October 31, 2005 — (continued)

Shares
PRIVATE COMPANIES # — 23.99%

Preferred Stocks @ — 18.69%
Educational Services — 7.75%
75,059	Mosaica Education, Inc., Series C	08/01	3,537,722

Internet Services — Business —10.94%
1,428,572	Clear Orbit, Inc., Series A †	06/00	5,000,013

	Total Preferred Stock (Cost $10,119,422)		8,537,735

Shares/Par Value		Acquisition Date ##	Value (Note 1)
Promissory Notes —5.30%
Biotechnology — 0.99%
$451,412	Metrigen, Inc., 6.00%, 9/01/2009 @	07/03	$451,412

Educational Services — 4.31%
$686,415	Mosaica Education, Inc. Bridge Notes, 15.00%, 8/24/2006	02/01-08/01	686,415
$1,025,748	Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006 @	02/01-08/01	1,025,748
$256,437	Mosaica Education, Inc. (ASI Texas LLC), 0.00%, 8/24/2006 @	02/01-08/01	256,437

			1,968,600

	Total Promissory Notes (Cost $2,420,012)		2,420,012

Warrants @— 0.00%
Biotechnology — 0.00%
62,326	Metrigen, Inc. (expiration December 2012)	07/03	—

	Total Warrants (Cost $0)		—

	TOTAL PRIVATE COMPANIES (Cost $12,539,434)		10,957,747
	PUBLIC COMPANIES @, # — 0.00%
Biotechnology — 0.00%
76,950	Curon Medical Inc. Warrants (expiration May 2007) (Cost $0)	08/00	—
	INVESTMENT COMPANIES —2.15%
982,247	Dreyfus Government Cash Management Fund (Cost $982,247)		982,247
TOTAL INVESTMENTS (Cost $62,427,056) — 97.78%			44,662,437
OTHER ASSETS & LIABILITIES (NET) — 2.22%			1,014,708

NET ASSETS — 100.00%			$45,677,145

†	At October 31, 2005, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940, as amended. Total market value of affiliated securities owned at October 31, 2005 was $6,660,038.

#	Restricted as to public resale. Acquired between March 1998 and July, 2003. Total cost of restricted securities at October 31, 2005 aggregated $ 49,651,424. Total value of restricted securities owned at October 31, 2005 was $31,886,805 or 69.81% of net assets.

@	Non-income producing security.

##	Disclosure required for restricted securities.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Assets and Liabilities

	January 31, 2006 (Unaudited)	October 31, 2005

ASSETS:
Unaffiliated Issuers, at value (Cost $53,753,728 and $53,068,935 respectively)	$38,829,332	$38,002,399
Affiliated Issuers, at value (Cost $9,358,121 and $9,358,121 respectively)	6,328,532	6,660,038

Investments, at value (Cost $63,111,849 and $62,427,056 respectively) (Note 1)	45,157,864	44,662,437
Cash and Cash equivalents (Note 1)	3,427	—
Receivable from managing investment adviser (Note 2)	71,590	83,214
Receivable for securities sold	—	760,138
Interest receivable	419,202	397,221
Other assets	15,817	1,569

Total Assets	45,667,900	45,904,579

LIABILITIES:
Management fees payable (Note 2)	133,148	138,793
Professional fees payable	18,806	59,937
Administration fees payable (Note 2)	17,796	17,885
Directors’ fees payable (Note 2)	—	1,500
Accrued expenses and other payables	3,342	9,319

Total Liabilities	173,092	227,434

NET ASSETS	$45,494,808	$45,677,145

NET ASSETS consist of:
Accumulated net realized (loss) on investments	(40,942,836)	(40,941,092)
Net unrealized (depreciation) on investments	(17,953,985)	(17,764,619)
Undistributed net investment gain	8,773	—
Par value	1,957	1,957
Paid-in capital in excess of par value	104,380,899	104,380,899

Total Net Assets	$45,494,808	$45,677,145

Shares of Common Stock Outstanding ($0.01 par value, 200,000 authorized)	195,730	195,730
NET ASSET VALUE PER SHARE	$232.44	$233.37

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Operations (Unaudited)

	Three Months Ended January 31,
	2006	2005
INVESTMENT INCOME:
Interest income from affiliated investments	$—	$22,308
Interest income from unaffiliated investments	160,320	27,114
Dividend income	9,936	8,684

Total Investment Income	170,256	58,106

EXPENSES:
Managing investment adviser fees (Note 2)	133,004	139,158
Administration fees (Note 2)	24,750	25,250
Professional fees	43,588	36,548
Directors’ fees and expenses (Note 2)	19,500	15,123
Insurance expense	5,419	6,204
Miscellaneous expenses	6,833	5,293

Total Expenses	233,094	227,576

Expenses reimbursed by Managing Investment Adviser	(71,611)	(55,899)

Net Expenses	161,483	171,677

NET INVESTMENT GAIN (LOSS)	8,773	(113,571)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS: (Note 1)
Net realized loss on unaffiliated investments	(1,744)	(122,783)
Net change in unrealized appreciation (depreciation) on investments	(189,366)	1,104,559

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS	(191,110)	981,776

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(182,337)	$868,205

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statement of Changes in Net Assets (Unaudited)

	Three Months Ended January 31,
	2006	2005
OPERATIONS:
Net investment gain (loss)	$8,773	$(113,571)
Net realized loss on investments	(1,744)	(122,783)
Net change in unrealized appreciation (depreciation) on investments	(189,366)	1,104,559

Net increase/(decrease) in net assets resulting from operations	(182,337)	868,205
DISTRIBUTIONS TO SHAREHOLDERS:
Distributions	—	(11,761,416)

NET (DECREASE) IN NET ASSETS	(182,337)	(10,893,211)
NET ASSETS:
Beginning of period	45,677,145	51,717,554

End of period (including accumulated net investment gain/(loss) of $8,773 and ($113,571), respectively)	$45,494,808	$40,824,343

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statement of Cash Flows (Unaudited)

	Three Months Ended January 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase/(decrease) in net assets resulting from operations	$(182,337)	$868,205
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:	—	—
Net change in unrealized (appreciation)/depreciation on investments	189,366	(1,104,559)
Sale/(purchase) of short-term investments - Net	(2,222,527)	8,821,535
Purchase of investments	(288,119)	—
Proceeds received from the sale of investments and distributions received from private investment funds	1,824,109	2,953,649
Net realized loss (gain) on investments	1,744	122,783
Decrease in receivable from managing investment adviser	11,624	43,159
Increase in interest receivable	(21,981)	(23,715)
Increase (decrease) in other assets	745,890	(18,410)
Decrease in management fee payable	(5,645)	(18,680)
Decrease in directors’ fees payable	(1,500)	(55,377)
Decrease in other expenses payable	(47,197)	(155,470)

Net cash provided by operating activities	3,427	11,433,120

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Distribution to Shareholders	—	(11,761,416)

Net cash used in financing activities	—	(11,761,416)

Net Increase/(decrease) in cash	3,427	(328,296)

Cash at beginning of period	—	328,296

Cash at end of period	$3,427	$—

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Financial Highlights—Selected Per Share Data and Ratios (Unaudited)

Per Share Operating Performance (1)

	Three Months Ended January 31, 2006	Three Months Ended January 31, 2005
NET ASSET VALUE, BEGINNING OF PERIOD	$233.37	$264.23
INCOME FROM INVESTMENT OPERATIONS:
Net investment gain/(loss)	0.05	(0.58)
Net realized and unrealized gain (loss) on investments	(0.98)	5.01
Total from investment operations	(0.93)	4.43

DISTRIBUTIONS TO SHAREHOLDERS:
Return of Capital Distribution	—	(60.09)

NET DECREASE IN NET ASSETS:	(0.93)	(55.66)

NET ASSET VALUE, END OF PERIOD	$232.44	$208.57

TOTAL NET ASSET VALUE RETURN (3) (4)	(0.40)%	1.68%
Ratios and supplemental data: (6)
Net assets, end of period (thousands)	$45,495	$40,824
Ratios to average net assets (2)
Gross expenses (5)	2.05%	1.97%
Net expenses	1.42%	1.48%
Net investment gain/loss	0.08%	(0.98)%
Portfolio turnover (3)	0.00%	0.00%

(1)	For a share outstanding throughout the period

(2)	Annualized

(3)	Not annualized

(4)	Total net asset value return based on per share net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company’s shares were issued in a private placement and are not traded. Therefore, market value total investment return is not presented

(5)	Expense ratio before waiver of fees and reimbursement of expenses by Managing Investment Adviser

(6)	Income and expense ratio do not reflect the company’s proportionate share of net investment income (loss) and expenses, including any performance-based fees, of the Private Investment Funds.

Notes to Financial Statements are an integral part of these Financial Statements.

EXCELSIOR PRIVATE EQUITY FUND II, INC.

NOTES TO FINANCIAL STATEMENTS

January 31, 2006

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

(a) Cash and cash equivalents:

Cash and cash equivalents consist of deposits with banks and highly liquid investments with original maturities of 90 days or less.

(b) Portfolio valuation:

The Company values portfolio securities quarterly and at such other times as, in the Company’s Board of Directors’ (the “Board” or “Board of Directors”) view, circumstances warrant. Investments in securities for which market quotations are readily available generally will be valued at the last sale price on the date of valuation or, if no sale occurred, at the mean of the latest bid and ask prices; provided that, as to such securities that may have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied. Securities for which no public market exists and other assets will be valued at fair value as determined in good faith by the Managing Investment Adviser (as defined below) or a committee of the Board of Directors or both under the supervision of the Board of Directors pursuant to certain valuation procedures summarized below. Securities having remaining maturities of 60 days or less from the date of purchase are valued at amortized cost.

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

The valuation of the Company’s Private Investment Funds is based upon its pro-rata share of the value of the net assets of a Private Investment Fund as determined by such Private Investment Fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company’s investments in Private Investment Funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Managing Investment Adviser, the Managing Investment Adviser, under the supervision of the Board of Directors, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any. The valuation of the Company’s Private Investment Funds also includes capital contributions to such Private Investment Funds made in advance of remaining capital commitments being called by the Private Investment Funds’ respective general partners. At January 31, 2006 and October 31, 2005, these contributions paid in advance totaled $1,430,933 and $1,554,432, and are included in investments on the statement of assets and liabilities. These contributions paid in advance are non-income producing.

At January 31, 2006 and October 31, 2005, market quotations were not readily available for securities valued at $30,159,705 or 66.29% of net assets and $31,886,805 or 69.81% of net assets, respectively. Such securities were valued by the Managing Investment Adviser under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

(c) Security transactions and investment income:

Security transactions are recorded on a trade date basis. Realized gains and losses on investments sold are recorded on the basis of identified cost. Interest income, adjusted for amortization of premiums and discounts on investments, is earned from settlement date and is recorded on the accrual basis. Dividend income is recorded on the ex-dividend date.

(d) Repurchase agreements:

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

(e) Federal income taxes:

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

The Company has unused capital loss carryforwards of approximately $56,647,188 available for income tax purposes, to be applied against future net realized gains, if any, after October 31, 2005. If not applied, $8,602,181 of the carryover will expire in 2009, $13,721,421 will expire in 2010, and $18,471,137 will expire in 2011, and $5,855,841 will expire in 2012 and $9,996,608 will expire in 2013.

The tax character of distributions paid may differ from the character of distributions shown on the statement of changes in net assets due to tax treatment of certain distributions. No distributions were made in the quarters ended January 31, 2006 and January 31, 2005.

The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of October 31, 2005 and January 31, 2006, the Company had not received information to determine the tax cost of the Private Investment Funds as of October 31, 2005 and January 31, 2006, and therefore to determine the Company’s unrealized gain or loss on a tax basis. At January 31, 2006, the cost of all other investments for federal tax purposes was $27,537,593, and those investments had a tax basis net unrealized depreciation of $1,581,687, consisting of gross appreciation of $13 and gross depreciation of $1,581,700. At October 31, 2005, the cost of all other investments for federal tax purposes was $25,315,066, and those investments had a tax basis net unrealized depreciation of $1,581,687, consisting of gross appreciation of $13 and gross depreciation of $1,581,700.

Note 2 — Investment Advisory Fee, Administration Fee and Related Party Transactions

UST Advisers, Inc. (“USTA”), which has its principal offices at 225 High Ridge Road, Stamford, Connecticut 06905, is a Delaware corporation and registered investment adviser (the “Managing Investment Adviser”). Prior to December 16, 2005, United States Trust Company of New York, acting through its registered investment advisory division, New York Asset Management Division (“NYAMD”) and U.S. Trust Company, N.A. acting through its registered investment advisory division, U. S. Trust Asset Management Division (“USTAMD”), served as co-investment advisers (together the “former Managing Investment Adviser”) to the Company under an investment advisory agreement with the Company (the “Agreement”). Effective December 16, 2005, USTA assumed the duties of NYAMD and USTAMD under the Agreement pursuant to an assumption agreement. USTA is a wholly owned subsidiary of the United States Trust Company, N.A. United States Trust Company, N.A. and United States Trust Company of New York are wholly-owned subsidiaries of U. S. Trust Corporation (“U.S. Trust”), a registered bank holding company, which has its principal offices at 114 West 47th Street, New York, New York 10036-1532, and which is, in turn, a wholly-owned subsidiary of The Charles Schwab Corporation, which has its principal offices at 120 Kearney Street, San Francisco, California 94108. Under the Agreement, for the services provided, the Managing Investment Adviser is entitled to receive a management fee at the annual rate of 1.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested or committed to be invested in Private Companies or Private Investment Funds and equal to an annual rate of 0.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested in short-term investments and are not committed to Private Companies or Private Investment Funds. As of January 31, 2006 and October 31, 2005, $133,148 and $138,793, respectively, were payable to the Managing Investment Adviser and the former Managing Investment Adviser.

In addition to the management fee, the Company has agreed to pay the Managing Investment Adviser an incentive fee in an amount equal to 20% of the cumulative realized capital gains (net of realized capital losses and unrealized gross capital depreciation) on investments other than Private Investment Funds, less the aggregate amount of incentive fee payments in prior years. If the amount of the incentive fee in any year is a negative number, or cumulative net realized gains less gross unrealized capital depreciation at the end of any year is less than such amount calculated at the end of the previous year, the Managing Investment Adviser will be required to repay the Company all or a portion of the incentive fee previously paid. During the quarters ended January 31, 2006 and October 31, 2005, respectively, $0 was earned by and payable to the Managing Investment Adviser and the former Managing Investment Adviser.

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

The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25% of the Company’s average net assets. This reimbursement amounted to $71,611 and $55,899, for the periods ended January 31, 2006 and January 31, 2005, respectively.

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

On November 23, 2004, the Company engaged Deloitte & Touche LLP (“D&T”) as the Company’s Independent Registered Public Accounting Firm for the fiscal year ended October 31, 2005, replacing Ernst & Young LLP (“E&Y”), the Company’s prior independent public accountants. E&Y was terminated by the Company on October 28, 2004 as a result of concerns regarding their independence at the time of issuance of their report on the Company’s October 31, 2003 financial statements. These concerns are the result of certain real estate consulting services performed by E&Y on a contingent fee basis for Charles Schwab & Co., Inc., an affiliate of the Company’s Managing Investment Adviser.

On December 16, 2004, Charles Schwab Corporation (“Schwab”) entered into an agreement with the Company and other funds managed by the former Managing Investment Adviser whereby Schwab has funded a reserve account to be held by the Managing Investment Adviser or its affiliate. This reserve account was established so that the Company and other funds managed by the Managing Investment Adviser will be able to draw upon it to pay in full all costs incurred related to the termination of E&Y. This agreement was executed in order to ensure that these costs related to the termination of E&Y are not borne by the Company, the other funds managed by the Managing Investment Adviser or their respective shareholders. Schwab is an affiliate of the Company’s Managing Investment Adviser. In consideration of the funding of the reserve account, the Company and the other funds managed by the Managing Investment Adviser subrogated all of their claims, causes of action and rights against E&Y for payment of these expenses to Schwab.

Note 3 — Purchases and Sales of Securities

Excluding short-term investments, the Company’s purchases and sales of securities for the three month periods ended January 31, 2006, and January 31, 2005 were as follows:

Three-Month Period Ended January 31,	Purchases ($)	Proceeds ($)
2006	288,119	1,824,109
2005	—	2,953,649

Note 4 — Transactions with Affiliated Portfolio Companies

An affiliated company is a company in which the Company has ownership of over 5% of the voting securities. No dividend income was received from affiliated companies during the quarter ended January 31, 2006 and the year ended October 31, 2005. Transactions with companies which are or were affiliates are as follows:

			For the Three Months Ended January 31, 2006
Name of Investment	Shares/ Principal Amount/ Percentage Held at October 31, 2005	October 31, 2005 Value	Conversion Cost	Sales/ Conversion Proceeds	Interest	Realized Gain (Loss)	Shares/ Principal Amount/ Percentage Held at January 31, 2006	January 31, 2006 Value (Note 1)
Affiliated Companies
Mid- Atlantic Venture Fund III, LP	8.69%	$1,660,025	$—	$—	$—	$—	8.69%	$1,328,519
Clear Orbit Inc., Preferred Series A	1,428,572	5,000,013	—	—	—	—	1,428,572	5,000,013

Total Non Controlled Affiliates		$6,660,038	$—	$—	$—	$—		$6,328,532

			For the Year Ended October 31, 2005
Name of Investment	Shares/ Principal Amount/ Percentage Held at October 31, 2004	October 31, 2004 Value	Conversion Cost	Sales/ Conversion Proceeds	Interest	Realized Gain (Loss)	Shares/ Principal Amount/ Percentage Held at October 31, 2005	October 31, 2005 Value (Note 1)
Affiliated Companies
Mid- Atlantic Venture Fund III, LP	8.70%	$1,679,609	$—	$351,461	$—	$—	8.69%	$1,660,025
Clear Orbit Inc., Preferred Series A	1,428,572	5,000,013	—	—	—	—	1,428,572	5,000,013
Firstsource Corp., Preferred Series A	2,388,345	—	—	—	—	(10,000,000)	—	—
Firstsource Corp., Promissory Note 8.00%, 6/30/2001	$2,666,667	—	—	—	—	(2,666,667)	—	—
Killerbiz, Inc., Promissory Note 8.00%, 6/10/2000 and 1/17/2001	$750,000	—	—	—	—	(750,000)	—	—
Mosaica Education, Inc., Preferred Series C	75,059	3,537,722	—	—	—	—	75,059	3,537,722
Mosaica Education, Inc. Bridge Notes, 15.00%, 8/24/2006	$686,415	686,415	—	—	105,588	—	$686,415	686,415
Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006	$1,025,748	1,025,748	—	—	—	—	$1,025,748	1,025,748
Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 8/24/2006	$256,437	256,437	—	—	—	—	$256,437	256,437

Total Non Controlled Affiliates		$12,185,944	$—	$351,461	$105,588	$(13,416,667)		$12,166,360

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

Note 5 — Pending Litigation

The former Managing Investment Adviser was contacted in September 2003 by the Office of the New York State Attorney General (the “NYAG”), and the Securities and Exchange Commission (the “SEC”) and later by the Attorney General of the State of West Virginia in connection with their investigations of practices in the mutual fund industry identified as “market timing” and “late trading” of mutual fund shares (the “Investigations”). The former Managing Investment Adviser has provided full cooperation with respect to these Investigations and continues to review the facts and circumstances relevant to the Investigations. As disclosed previously by the former Managing Investment Adviser and its affiliates, with respect to the former Managing Investment Adviser, these investigations have been focusing on circumstances in which a small number of parties were permitted to engage in short-term trading of shares of certain mutual funds managed by the former Managing Investment Adviser. The short-term trading activities permitted under these arrangements have been terminated and the former Managing Investment Adviser has strengthened its policies and procedures to deter frequent trading.

The former Managing Investment Adviser, certain of its affiliates and others have also been named in several class action and derivative lawsuits which allege that the former Managing Investment Adviser, certain of its affiliates and others allowed certain parties to engage in illegal and improper mutual fund trading practices, which allegedly caused financial injury to the shareholders of certain mutual funds managed by the former Managing Investment Adviser. Each seeks unspecified monetary damages and related equitable relief.

The class action and derivative lawsuits described above have been transferred to the United States District Court for the District of Maryland for coordinated and consolidated pre-trial proceedings. In November 2005, the Maryland court dismissed many of the plaintiffs’ claims in both the investor class action and derivative lawsuits. Plaintiffs’ claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and under Section 36(b) and 48(a) of the Investment Company Act of 1940, as amended, however, have not been dismissed. It is anticipated that discovery will commence soon with respect to plaintiffs’ remaining claims.

While the ultimate outcome of these matters cannot be predicted with any certainty at this time, based on currently available information, the Managing Investment Adviser believes that the pending Investigations and private lawsuits are not likely to materially affect the Managing Investment Adviser’s ability to provide investment management services to the Company. The Company is neither a subject of the Investigations nor a party to the lawsuits described above.

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

Three-month Period Ended January 31, 2006 as Compared to the Similar Period in 2005

Realized and Unrealized Gains and Losses from Portfolio Investments

For the three-month periods ended January 31, 2006 and 2005, the Company had a net realized loss on security transactions of ($1,744) and ($122,783), respectively. For the three-month periods ended January 31, 2006 and 2005, the Company had a net (increase)/decrease in unrealized (depreciation) on investments of ($189,366) and $1,104,559, respectively. The net realized loss for the period ended January 31, 2006 was primarily the result of the sale of stock received as a result of a distribution from one of the Company’s private investment funds, Sevin Rosen VI, LP.

The net realized loss for the period ended January 31, 2005 was primarily the result of the sale of stock received as a result of a distribution from one of the Company’s private investment funds, Trinity Ventures VI, LP.

The net change in unrealized depreciation for the period ended January 31, 2006 was the result of a decrease in the valuation of the private investment funds. The net change in unrealized appreciation for the period ended January 31, 2005 was the result of an increase in the valuation of the private investment funds.

Investment Income and Expenses

For the three-month period ended January 31, 2006, the Company had investment income of $170,256 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser (as defined below), of $161,483, resulting in a net investment income of $8,773. In comparison, the Company had investment income of $58,106 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser of $171,677, resulting in net investment loss of ($113,571) for the three-month period ended January 31, 2005. There was an increase in investment income during the period ended January 31, 2006 in comparison to investment income earned during the period ended January 31, 2005 due to an increase in interest income paid by short-term securities and the additional purchase of interest bearing affiliated investments held by the Company. The reduction in net operating expenses during the same periods is principally attributable to lower management fees accrued during the period ended January 31, 2006. Management fees declined during the period ended January 31, 2006 due to a decline in net assets.

USTA provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such management fee is determined and payable quarterly.

For the three-month periods ended January 31, 2006 and 2005, the Managing Investment Adviser and the former Managing Investment Adviser earned $133,004 and $139,158 in management fees, respectively. In addition, for the three-month periods ended January 31, 2006 and 2005, the change in allowance for the management incentive fee was $0 and $0, respectively. The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25%, on an annual basis, of the Company’s average net assets. For the three-month periods ended January 31, 2006 and 2005, the Managing Investment Adviser and the former Managing Investment Adviser reimbursed other operating expenses of the Company in the amounts of $71,611 and $55,899, respectively, as a result of expenses incurred in excess of these limits.

Net Assets

At January 31, 2006, the Company’s net assets were $45,494,808 or a net asset value per common share of $ 232.44. This represents a decrease of ($182,337) from net assets of $45,677,145, or a net asset value per common share of $233.37, at October 31, 2005. The decrease in net assets during the period is principally due to the net change in unrealized depreciation of ($189,366) on investments, or ($0.97) per share.

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

At January 31, 2006, the Company held $3,427 in cash and $14,998,159 in short-term investments as compared to $0 in cash and $12,775,632 in short-term investments at October 31, 2005. The increase in cash and short-term investments during the period is the result of distributions received in the form of both cash and stock from its private investment funds during the period ended January 31, 2006. Proceeds from the distributions totaled $1,824,109. In connection with the Company’s commitments to private investment funds, a total of $58,250,000 has been contributed by the Company through January 31, 2006 and an additional contribution of $288,119 during this period which is a recallable distribution from one of its private investment funds, Brentwood Associates III, LP. The Company has no additional capital commitment obligations to the private funds it has invested in. The Company made the $288,119 follow on investments which is the recallable distribution from Brentwood Associates III, L.P during the three-month period ended January 31, 2006.

The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs.

Application of Critical Accounting Policies

Under the supervision of the Company’s Valuation and Audit Committees, consisting of the independent directors of the Company, the Managing Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company’s financial condition because in total, they currently represent 66.29% of the Company’s net assets at January 31, 2006. For the private investments held at January 31, 2006, changes to these estimates, i.e. changes in the valuations of these private investments, resulted in a $0.2 million decrease in net asset value.

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

Equity Price Risk

A majority of the Company’s investment portfolio consists of equity securities in private companies and private investment funds, representing 66.29% of the Company’s net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk normally associated with public equity markets. At January 31, 2006 and at October 31, 2005, the Company was not subject to equity price risk normally associated with public equity markets, except to the extent that the private investment funds that the Company has invested in has, from time to time, interests in securities which may be publicly traded.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of January 31, 2006 (the end of the period covered by this report), the Company’s principal executive officers and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

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

At a meeting held on December 15, 2005, the Board of Directors of the Company, and those Directors (the “Independent Directors”) who are not “interested persons” of the Company as defined in the Investment Company Act of 1940, as amended, voting separately, approved the assumption of the Company’s investment advisory contract by the Managing Investment Adviser. In connection with such action, the Managing Investment Adviser presented detailed information to the Board requested by the Independent Directors through their counsel. Such information included (i) information confirming the financial condition of the Managing Investment Adviser and the Managing Investment Adviser’s profitability derived from its relationship with the Company; (ii) a description of the personnel and services provided by the Managing Investment Adviser; (iii) comparative information on investment performance; and (iv) information regarding brokerage and portfolio transactions. Also, U.S. Trust Corporation has agreed to ensure that the Managing Investment Adviser will perform all of the former Managing Investment Adviser’s duties and obligations under the Agreement and agrees to indemnify, defend and hold the Company harmless for any and all losses, liabilities, actions or expenses resulting from or arising out of the failure of the Managing Investment Adviser to perform the duties and obligations assumed by it under the Agreement to the same extent the former Managing Investment Adviser would have been liable for failure to perform under the Agreement.

The Board reviewed and discussed financial information provided by the Managing Investment Adviser which included an annual report and financial statements for U.S. Trust Corporation. The Board reviewed and considered the Managing Investment Adviser’s profitability derived from its relationship with the Company. Specifically, the Board reviewed and considered a profit contribution analysis of the Managing Investment Adviser showing its fees, income, and expenses in connection with the Company and the methodology used in the analysis. The Board determined that the Managing Investment Adviser is solvent and sufficiently well capitalized to perform the ongoing responsibilities to the Company and to satisfy its obligations under the Investment Company Act of 1940, as amended, and the advisory agreement.

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

The Board also reviewed and considered the fees or other payments received by the Managing Investment Adviser. Specifically, the Board reviewed and considered comparison of fees charged by investment advisers to fund peers of the Company, noting that the Managing Investment Adviser’s fees were at the lower end of a narrow range. The Board also considered and reviewed information regarding brokerage, observing that the Company only occasionally engages in transactions in the public securities markets.

The Board reviewed and considered the qualifications of the current and anticipated portfolio managers to manage the portfolio of the Company, including their history managing private equity investments generally and their prior involvement with companies in the Company’s investment portfolio, and the background and expertise of the key personnel and amount of time they would be able to devote to the affairs of the Company. The Board concluded, in light of the particular requirements of the Company and the relatively late stage of the investment program, that it was satisfied with the professional qualifications and overall commitment to the Company of the anticipated portfolio management team.

The Board considered the nature, extent and quality of services rendered to the Company by the Managing Investment Adviser and the investment performance of the Company based on the data provided which included comparisons with the public markets as evidenced by NASDAQ data, venture economics data, and data concerning performance relative to other venture and private equity funds with generally similar objectives and management policies that had commenced investment operations at about the same time and for which detailed information is available. The Board determined that in light of the data taken as a whole and the nature and stages of the investment program of the Company, the investment performance was reasonable and acceptable. The Board discussed the Managing Investment Adviser’s profitability, and it was noted that the profitability percentage was within ranges generally determined to be reasonable, given the services rendered and the Company’s performance and services provided. The Board concluded that the Company’s fees paid to the Managing Investment Adviser were reasonable in light of comparative performance and advisory fee information, cost of the services provided and profits to be realized and benefits derived by the Managing Investment Adviser from the relationship with the Company.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

(1)	On December 20, 2005, the Company filed a Current Report on Form 8-K to report (i) under Item 5.02 a departure of the co-chief executive officer and the appointment of a co-chief executive officer and (ii) under Item 8.01 that U.S. Trust Corporation (“U.S. Trust”), the parent company of U.S. Trust Company, N.A., and U.S. Trust Company of New York, the co-investment advisers to the Company has determined to restructure its bank subsidiaries and the corporate structure through which they provide investment advisory services to the funds they advise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCELSIOR PRIVATE EQUITY FUND II, INC.

Date: March 17, 2006	By:	/s/ Leo P. Grohowski
Leo P. Grohowski
Co-Chief Executive Officer

Date: March 17, 2006	By:	/s/ Raghav V. Nandagopal
Raghav V. Nandagopal
Co-Chief Executive Officer

Date: March 17, 2006	By:	/s/ Robert F. Aufenanger
Robert F. Aufenanger
Treasurer
(Principal Financial Officer)