Form 10-Q
period 2006-04-30
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2006-06-14
CIK 1036052

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large filer in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

As of March 1, 2006, there were 195,730 shares of the Registrant’s Common Stock, $.01 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments (Unaudited)

	April 30, 2006
	Value	% of Net Assets
PORTFOLIO STRUCTURE
SHORT-TERM INVESTMENTS:
MONEY MARKET INVESTMENTS	$15,535,539	35.50%
INVESTMENT COMPANIES	790,698	1.81%
PRIVATE INVESTMENT FUNDS	19,621,268	44.83%
PRIVATE COMPANIES	7,420,025	16.96%

TOTAL INVESTMENTS	43,367,530	99.10%
OTHER ASSETS & LIABILITIES (NET)	395,828	0.90%

NET ASSETS	$43,763,358	100.00%

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments

	October 31, 2005
	Value	% of Net Assets
PORTFOLIO STRUCTURE
SHORT-TERM INVESTMENTS:
MONEY MARKET INVESTMENTS	$11,793,385	25.82%
INVESTMENT COMPANIES	982,247	2.15%
PRIVATE INVESTMENT FUNDS	20,929,058	45.82%
PRIVATE COMPANIES	10,957,747	23.99%

TOTAL INVESTMENTS	44,662,437	97.78%
OTHER ASSETS & LIABILITIES (NET)	1,014,708	2.22%

NET ASSETS	$45,677,145	100.00%

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments April 30, 2006 (Unaudited)

Principal Amout		Acquisition Date ##	Value (Note 1)
MONEY MARKET INSTRUMENTS — 35.50%
$2,770,000	Federal Home Loan Bank Discount Note 4.71%, 05/01/06		$2,770,000
1,000,000	UBS Financial Commercial Paper 4.74%, 05/05/06		999,473
1,000,000	Bank of New York Commercial Paper 4.72%, 05/11/06		998,689
1,000,000	Washington Mutual Certificate of Deposit 4.80%, 05/11/06		1,000,000
2,000,000	Federal Home Loan Bank Discount Note 4.70%, 05/17/06		1,995,823
2,788,000	Federal Farm Credit Bureau Discount Note 4.70%, 05/17/06		2,782,176
2,000,000	International Lease Finance Discount Commercial Paper 4.80%, 05/18/06		1,995,467
1,000,000	Wells Fargo Certificate of Deposit 4.78%, 05/18/06		1,000,000
2,000,000	Federal Home Loan Bank Discount Note 4.77%, 05/24/06		1,993,911

	TOTAL MONEY MARKET INSTRUMENTS (Cost $15,535,539)		15,535,539

Ownership Percentage
PRIVATE INVESTMENT FUNDS #, @ — 44.83%
1.71%	Advanced Technology Ventures V, LP	09/98-10/02	695,653
2.63%	Brand Equity Ventures I, LP	03/98-10/01	552,628
0.84%	Brentwood Associates III, LP	06/99-01/06	4,659,483
1.98%	Broadview Capital Partners, LP	04/99-10/02	1,882,937
4.67%	Commonwealth Capital Ventures II, LP	01/99-10/02	1,210,837
3.96%	Communications Ventures III, LP	11/98-05/00	435,295
1.32%	Friedman, Fleischer & Lowe Capital Partners, LP	01/99-10/02	1,842,038
1.24%	Mayfield X, LP	06/99-05/02	686,299
0.62%	Mayfield X, Annex	07/02-10/02	186,195
8.69%	Mid-Atlantic Venture Fund III, LP †	04/98-02/01	1,311,877
2.58%	Morgenthaler Venture Partners V, LP	10/98-08/01	3,056,408
1.35%	Quad-C Partners V, LP	04/98-10/02	1,815,259
1.32%	Sevin Rosen Fund VI, LP	03/98-10/02	947,750
1.16%	Trinity Ventures VI, LP	09/98-10/02	338,609

	TOTAL PRIVATE INVESTMENT FUNDS (Cost $35,022,612)		19,621,268

Shares/Par Value
PRIVATE COMPANIES # — 16.96%
Preferred Stocks @ —11.43%
Educational Services — 0.00%
75,059	Mosaica Education, Inc., Series C	08/01	—

Internet Services — Business — 11.43%
1,428,572	Clear Orbit, Inc., Series A †	06/00	5,000,013

	Total Preferred Stock (Cost $10,119,422)		5,000,013

Promissory Notes — 5.53%
Biotechnology — 1.03%
$451,412	Metrigen, Inc., 6.00%, 9/01/2009 @	07/03	451,412

Educational Services — 4.50%
$686,415	Mosaica Education, Inc. Bridge Notes, 15.00%, 8/23/2006	02/01-08/01	686,415
$1,025,748	Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006 @	02/01-08/01	1,025,748
$256,437	Mosaica Education, Inc. (ASI Texas LLC), 0.00%, 8/24/2006 @	02/01-08/01	256,437

			1,968,600

	Total Promissory Notes (Cost $2,420,012)		2,420,012

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments April 30, 2006 (Unaudited) — (continued)

Shares		Acquisition Date##	Value (Note 1)
Warrants @ — 0.00%
Biotechnology — 0.00%
62,326	Metrigen, Inc. (expiration December 2012)	07/03	$—

	Total Warrants (Cost $0)		—

	TOTAL PRIVATE COMPANIES (Cost $12,539,434)		7,420,025

PUBLIC COMPANIES @, # — 0.00%
Warrants — 0.00%
Biotechnology — 0.00%
76,950	Curon Medical Inc. Warrants (expiration May 2007) (cost $0)	08/00	—
INVESTMENT COMPANIES —1.81%
790,698	Dreyfus Government Cash Management Fund (Cost $790,698)		790,698

TOTAL INVESTMENTS (Cost $63,888,283) —99.10%			43,367,530
OTHER ASSETS & LIABILITIES (NET) — 0.90%			395,828

NET ASSETS —100.00%			$43,763,358

†	At April 30, 2006, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940, as amended. Total market value of affiliated securities owned at April 30, 2006 was $6,311,890.
#	Restricted as to public resale. Acquired between March 1998 and January 2006. Total cost of restricted securities at April 30, 2006 aggregated $ 47,562,046. Total market value of restricted securities owned at April 30, 2006 was $27,041,293 or 61.79% of net assets.
@	Non-income producing security.
##	Disclosure required for restricted securities.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments October 31, 2005

Principal Amount/Shares		Acquisition Date##	Value (Note 1)
MONEY MARKET INSTRUMENTS —25.82%
$1,000,000	First Tennessee Bank Note 3.77%, 11/01/05		$1,000,000
1,400,000	Federal Farm Credit Bank Discount Note 3.67%, 11/02/05		1,399,857
1,000,000	Danske Bank Commercial Paper 3.82%, 11/07/05		999,363
2,400,000	Federal Home Loan Bank Discount Note 3.68%, 11/07/05		2,398,528
1,000,000	Morgan Stanley Commercial Paper 3.84%, 11/08/05		999,253
5,000,000	Federal Home Loan Mortgage Discount Note 3.72%, 11/08/05		4,996,384

	TOTAL MONEY MARKET INSTRUMENTS (Cost $11,793,385)		11,793,385

PRIVATE INVESTMENT FUNDS #, @ — 45.82%
Ownership Percentage
	Buyout Funds – 23.01%

0.93%	Brentwood Associates III, LP	06/99-10/02	5,049,982
1.98%	Broadview Capital Partners, LP	04/99-10/02	1,650,395
1.34%	Friedman, Fleischer & Lowe Capital Partners, LP	01/99-10/02	1,890,965
1.32%	Quad-C Partners V, LP	04/98-10/02	1,918,744

			10,510,086

	Early Stage Venture Funds – 15.06%

1.71%	Advanced Technology Ventures V, LP	09/98-10/02	694,538
4.88%	Commonwealth Capital Ventures II, LP	01/99-10/02	1,719,612
3.96%	Communications Ventures III, LP	11/98-05/00	435,925
1.24%	Mayfield X, LP	06/99-05/02	697,580
0.62%	Mayfield X, Annex	07/02-10/02	194,800
8.69%	Mid-Atlantic Venture Fund III, LP †	04/98-02/01	1,660,025
1.31%	Sevin Rosen Fund VI, LP	03/98-10/02	992,573
1.29%	Trinity Ventures VI, LP	09/98-10/02	484,557

			6,879,610

	Varied Stage Venture Funds – 7.75%

2.63%	Brand Equity Ventures, LP	03/98-10/01	569,013
2.60%	Morgenthaler Venture Partners V, LP	10/98-08/01	2,970,349

			3,539,362

	TOTAL PRIVATE INVESTMENT FUNDS (Cost $37,111,990)		20,929,058

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments October 31, 2005 — (continued)

PRIVATE COMPANIES # — 23.99%

Shares
Preferred Stocks @ — 18.69%
Educational Services — 7.75%
75,059	Mosaica Education, Inc., Series C	08/01	3,537,722

Internet Services — Business —10.94%
1,428,572	Clear Orbit, Inc., Series A †	06/00	5,000,013

	Total Preferred Stock (Cost $10,119,422)		8,537,735

Shares/ Par Value		Acquisition Date##	Value (Note 1)
Promissory Notes — 5.30%
Biotechnology — 0.99%
$451,412	Metrigen, Inc., 6.00%, 9/01/2009 @	07/03	$451,412

Educational Services — 4.31%
$686,415	Mosaica Education, Inc. Bridge Notes, 15.00%, 8/24/2006	02/01-08/01	686,415
$1,025,748	Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006 @	02/01-08/01	1,025,748
$256,437	Mosaica Education, Inc. (ASI Texas LLC), 0.00%, 8/24/2006 @	02/01-08/01	256,437

			1,968,600

	Total Promissory Notes (Cost $2,420,012)		2,420,012

Warrants @ — 0.00%
Biotechnology — 0.00%
62,326	Metrigen, Inc. (expiration December 2012)	07/03	—

	Total Warrants (Cost $0)		—

	TOTAL PRIVATE COMPANIES (Cost $12,539,434)		10,957,747

PUBLIC COMPANIES @, # — 0.00%
Biotechnology — 0.00%
76,950	Curon Medical Inc. Warrants (expiration May 2007) (Cost $0)	08/00	—

INVESTMENT COMPANIES — 2.15%
982,247	Dreyfus Government Cash Management Fund (Cost $982,247)		982,247

TOTAL INVESTMENTS (Cost $62,427,056) — 97.78%			44,662,437
OTHER ASSETS & LIABILITIES (NET) — 2.22%			1,014,708

NET ASSETS — 100.00%			$45,677,145

†	At October 31, 2005, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940, as amended. Total market value of affiliated securities owned at October 31, 2005 was $6,660,038.
#	Restricted as to public resale. Acquired between March 1998 and July, 2003. Total cost of restricted securities at October 31, 2005 aggregated $ 49,651,424. Total value of restricted securities owned at October 31, 2005 was $31,886,805 or 69.81% of net assets.
@	Non-income producing security.
##	Disclosure required for restricted securities.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Assets and Liabilities

	April 30, 2006 (Unaudited)	October 31, 2005
ASSETS:
Unaffiliated Issuers, at value (Cost $54,967,255 and $53,068,935 respectively)	$37,055,640	$38,002,399
Affiliated Issuers, at value (Cost $8,921,028 and $9,358,121 respectively)	6,311,890	6,660,038

Investments, at value (Cost $63,888,283 and $62,427,056 respectively) (Note 1)	43,367,530	44,662,437
Cash and cash equivalents (Note 1)	1,983	—
Receivable from Managing Investment Adviser (Note 2)	114,469	83,214
Receivable for securities sold	—	760,138
Interest receivable	451,027	397,221
Other assets	10,497	1,569

Total Assets	43,945,506	45,904,579

LIABILITIES:
Management fees payable (Note 2)	122,945	138,793
Professional fees payable	30,250	59,937
Administration fees payable (Note 2)	17,303	17,885
Directors’ fees payable (Note 2)	5,630	1,500
Accrued expenses and other payables	6,020	9,319

Total Liabilities	182,148	227,434

NET ASSETS	$43,763,358	$45,677,145

NET ASSETS consist of:
Accumulated net realized (loss) on investments	(40,156,410)	(40,941,092)
Net unrealized (depreciation) on investments	(20,520,753)	(17,764,619)
Undistributed net investment gain	57,665	—
Par value	1,957	1,957
Paid-in capital in excess of par value	104,380,899	104,380,899

Total Net Assets	$43,763,358	$45,677,145

Shares of Common Stock Outstanding ($0.01 par value, 200,000 authorized)	195,730	195,730

NET ASSET VALUE PER SHARE	$223.59	$233.37

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Operations (Unaudited)

	Six Months Ended April 30,
	2006	2005
INVESTMENT INCOME:
Interest income from affiliated investments	$—	$44,067
Interest income from unaffiliated investments	351,943	66,492
Dividend income	17,882	16,700

Total Investment Income	369,825	127,259

EXPENSES:
Managing Investment Adviser fees (Note 2)	255,949	285,981
Administration fees (Note 2)	49,000	49,385
Professional fees	121,834	135,040
Directors’ fees and expenses (Note 2)	34,130	29,754
Insurance expense	10,661	14,003
Miscellaneous expenses	26,665	17,599

Total Expenses	498,239	531,762
Expenses reimbursed by Managing Investment Adviser	(186,079)	(188,677)

Net Expenses	312,160	343,085

NET INVESTMENT INCOME	57,665	(215,826)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS: (Note 1)
Net realized gain on unaffiliated investments	784,682	2,460,065
Net change in unrealized appreciation (depreciation) on investments	(2,756,134)	2,574,295

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS	(1,971,452)	5,034,360

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(1,913,787)	$4,818,534

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Operations (Unaudited)

	Three Months Ended April 30,
	2006	2005
INVESTMENT INCOME:
Interest income from affiliated investments	$—	$21,758
Interest income from unaffiliated investments	191,623	39,379
Dividend income	7,946	8,016

Total Investment Income	199,569	69,153

EXPENSES:
Managing Investment Adviser fees (Note 2)	122,945	146,823
Administration fees (Note 2)	24,250	24,135
Professional fees	78,246	98,492
Directors’ fees and expenses (Note 2)	14,630	14,631
Insurance expense	5,242	7,799
Miscellaneous expenses	19,832	12,307

Total Expenses	265,145	304,187
Expenses reimbursed by Managing Investment Adviser	(114,468)	(132,778)

Net Expenses	150,677	171,407

NET INVESTMENT GAIN (LOSS)	48,892	(102,256)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS: (Note 1)
Net realized gain on unaffiliated investments	786,426	2,582,848
Net change in unrealized depreciation on investments	(2,566,768)	1,469,736

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS	(1,780,342)	4,052,584

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(1,731,450)	$3,950,328

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statement of Changes in Net Assets (Unaudited)

	Six Months Ended April 30,
	2006	2005
OPERATIONS:

Net investment gain (loss)	$57,665	$(215,826)
Net realized gain on investments	784,682	2,460,065
Net change in unrealized depreciation on investments	(2,756,134)	2,574,295

Net increase/(decrease) in net assets resulting from operations	(1,913,787)	4,818,534

DISTRIBUTIONS TO SHAREHOLDERS:

Distributions	—	(11,761,416)

NET (DECREASE) IN NET ASSETS	(1,913,787)	(6,942,882)

NET ASSETS:

Beginning of period	45,677,145	51,717,554

End of period (including accumulated net investment gain/(loss) of $57,665 and ($215,826), respectively)	$43,763,358	$44,774,672

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statement of Cash Flows (Unaudited)

	Six Months Ended April 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase/(decrease) in net assets resulting from operations	$(1,913,787)	$4,818,534
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:	—	—
Net change in unrealized depreciation on investments	2,756,134	(2,574,295)
Sale/(purchase) of short-term investments – Net	(3,550,605)	4,684,828
Purchase of investments	(288,119)	—
Proceeds received from the sale of investments and distributions received from private investment funds	3,162,178	7,247,259
Net realized gain on investments	(784,682)	(2,460,065)
Increase in receivable from managing investment adviser	(31,255)	(86,538)
Increase in interest receivable	(53,806)	(43,840)
(Increase)/Decrease in other assets	751,210	(12,522)
Increase/(Decrease) in management fee payable	(15,848)	41,284
Increase/(Decrease) in directors’ fees payable	4,130	(40,747)
Decrease in other expenses payable	(33,567)	(140,518)

Net cash provided by operating activities	1,983	11,433,380

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Distribution to Shareholders	—	(11,761,416)

Net cash used in financing activities	—	(11,761,416)

Net Increase/(decrease) in cash	1,983	328,036

Cash at beginning of period	—	328,296

Cash at end of period	$1,983	$260

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Financial Highlights—Selected Per Share Data and Ratios (Unaudited)

Per Share Operating Performance (1)

	Six Months Ended April 30, 2006	Six Months Ended April 30, 2005
NET ASSET VALUE, BEGINNING OF PERIOD.	$233.37	$264.23

INCOME FROM INVESTMENT OPERATIONS:
Net investment gain/(loss)	0.29	(1.10)

Net realized and unrealized gain (loss) on investments	(10.07)	25.72

Total from investment operations	(9.78)	24.62

DISTRIBUTIONS TO SHAREHOLDERS:

Return of Capital Distribution	—	(60.09)

NET DECREASE IN NET ASSETS:	(9.78)	(35.47)

NET ASSET VALUE, END OF PERIOD	$223.59	$228.76

TOTAL NET ASSET VALUE RETURN (3) (4).	(4.19)%	11.52%

Ratios and supplemental data: (6)
Net assets, end of period (thousands)	$43,763	$44,775
Ratios to average net assets (2)
Gross expenses (5)	(2.22)%	(2.32)%
Net expenses	(1.39)%	(1.50)%
Net investment gain/loss	0.26%	(0.94)%
Portfolio turnover (3)	0.00%	0.00%

(1)	For a share outstanding throughout the period
(2)	Annualized
(3)	Not annualized
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

April 30, 2006

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

The value for securities for which no public market exists is difficult to determine. Generally, such investments will be valued on a “going concern” basis without giving effect to any disposition costs. There is a range of values that is reasonable for such investments at any particular time. Initially, direct investments are valued based upon their original cost, until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct investments will be valued by the “private market” or “appraisal” methods of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the investee such as earnings, net worth, reliable private sale prices of the investee’s securities, the market prices for similar securities of comparable companies, an assessment of the investee’s future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Managing Investment Adviser (as defined below) or a committee of the Board of Directors under the supervision of the Board of Directors and, in any event, not less frequently than quarterly. However, there can be no assurance that such values will represent the return that might ultimately be realized by the Company from the investments.

The valuation of the Company’s Private Investment Funds is based upon its pro-rata share of the value of the net assets of a Private Investment Fund as determined by such Private Investment Fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company’s investments in Private Investment Funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Managing Investment Adviser, the Managing Investment Adviser, under the supervision of the Board of Directors, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any. The valuation of the Company’s Private Investment Funds also includes capital contributions to such Private Investment Funds made in advance of remaining capital commitments being called by the Private Investment Funds’ respective general partners. At April 30, 2006 and October 31, 2005, these contributions paid in advance totaled $1,347,937 and $1,554,432, and are included in investments on the statement of assets and liabilities. These contributions paid in advance are non-income producing.

At April 30, 2006 and October 31, 2005, market quotations were not readily available for securities valued at $27,041,293 or 61.79% of net assets and $31,886,805 or 69.81% of net assets, respectively. Such securities were valued by the Managing Investment Adviser under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

The tax character of distributions paid may differ from the character of distributions shown on the statement of changes in net assets due to tax treatment of certain distributions. No distributions were made in the quarters ended April 30, 2006 and April 30, 2005.

The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of October 31, 2005 and April 30, 2006, the Company had not received information to determine the tax cost of the Private Investment Funds as of October 31, 2005 and April 30, 2006, and therefore to determine the Company’s unrealized gain or loss on a tax basis. At April 30, 2006, the cost of all other investments for federal tax purposes was $28,865,671, and those investments had a tax basis net unrealized depreciation of $5,119,409, consisting of gross appreciation of $13 and gross depreciation of $5,119,422. At October 31, 2005, the cost of all other investments for federal tax purposes was $25,315,066, and those investments had a tax basis net unrealized depreciation of $1,581,687, consisting of gross appreciation of $13 and gross depreciation of $1,581,700.

Note 2 — Investment Advisory Fee, Administration Fee and Related Party Transactions

UST Advisers, Inc. (“USTA”), which has its principal offices at 225 High Ridge Road, Stamford, Connecticut 06905, is a Delaware corporation and registered investment adviser (the “Managing Investment Adviser”). The Managing Investment Adviser is a wholly-owned subsidiary of United States Trust Company, National Association (“USTC-NA”). USTC-NA is a wholly-owned subsidiary of U. S. Trust Corporation (“U.S. Trust”), a registered bank holding company, which has its principal offices at 114 West 47th Street, New York, New York 10036-1532, and which is, in turn, a wholly-owned subsidiary of The Charles Schwab Corporation (‘Schwab”), which has its principal offices at 120 Kearney Street, San Francisco, California 94108.

Prior to December 16, 2005, United States Trust Company of New York, acting through its registered investment advisory division, New York Asset Management Division (“NYAMD”) and U.S. Trust Company, N.A. acting through its registered investment advisory division, U. S. Trust Asset Management Division (“USTAMD”), served as co-investment advisers (together the “former Managing Investment Adviser”) to the Company under an investment advisory agreement with the Company (the “Agreement”). Effective December 16, 2005, USTA assumed the duties of NYAMD and USTAMD under the Agreement pursuant to an assumption agreement. Prior to March 31, 2006, USTA was a wholly owned subsidiary of U.S. Trust Company, N.A. (“UST-NA”) and UST-NA and United States Trust Company of New York were wholly-owned subsidiaries of U.S. Trust. Effective March 31, 2006, United States Trust Company of New York converted into a national bank named United States Trust Company, National Association (USTC-NA) and U.S. Trust Company, N.A. merged into USTC-NA. USTC-NA is the surviving entity and remains a wholly-owned subsidiary of U.S. Trust.

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

The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25% of the Company’s average net assets. This reimbursement amounted to $186,079 and $188,677, for the periods ended April 30, 2006 and April 30, 2005, respectively.

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

On December 16, 2004, Schwab entered into an agreement with the Company and other funds managed by the former Managing Investment Adviser whereby Schwab has funded a reserve account to be held by the Managing Investment Adviser or its affiliate. This reserve account was established so that the Company and other funds managed by the Managing Investment Adviser will be able to draw upon it to pay in full all costs incurred related to the termination of E&Y. This agreement was executed in order to ensure that these costs related to the termination of E&Y are not borne by the Company, the other funds managed by the Managing Investment Adviser or their respective shareholders. Schwab is an affiliate of the Company’s Managing Investment Adviser. In consideration of the funding of the reserve account, the Company and the other funds managed by the Managing Investment Adviser subrogated all of their claims, causes of action and rights against E&Y for payment of these expenses to Schwab.

Note 3 — Purchases and Sales of Securities

Excluding short-term investments, the Company’s purchases and sales of securities for the six month periods ended April 30, 2006, and April 30, 2005 were as follows:

Six-Month Period Ended April 30,	Purchases ($)	Proceeds ($)
2006	288,119	3,162,178
2005	—	7,247,259

Note 4 — Transactions with Affiliated Portfolio Companies

An affiliated company is a company in which the Company has ownership of over 5% of the voting securities. No dividend income was received from affiliated companies during the quarter ended April 30, 2006 and the year ended October 31, 2005. Transactions with companies which are or were affiliates are as follows:

	Shares/ Principal Amount/ Percentage Held at October 31, 2005	October 31, 2005 Value	For the Six Months Ended April 30, 2006				Shares/ Principal Amount/ Percentage Held at April 30, 2006	April 30, 2006 Value (Note 1)

Name of Investment			Conversion Cost	Sales/ Conversion Proceeds	Interest	Realized Gain (Loss)
Affiliated Companies
Mid-Atlantic Venture Fund III, LP	8.69%	$1,660,025	$—	$—	$—	$—	8.69%	$1,311,877
Clear Orbit Inc., Preferred Series A	1,428,572	5,000,013	—	—	—	—	1,428,572	5,000,013

Total Non Controlled Affiliates		$6,660,038	$—	$—	$—	$—		$6,311,890

	Shares/ Principal Amount/ Percentage Held at October 31, 2004	October 31, 2004 Value	For the Year Ended October 31, 2005				Shares/ Principal Amount/ Percentage Held at October 31, 2005	October 31, 2005 Value (Note 1)

Name of Investment			Conversion Cost	Sales/ Conversion Proceeds	Interest	Realized Gain (Loss)
Affiliated Companies
Mid-Atlantic Venture Fund III, LP	8.70%	$1,679,609	$—	$351,461	$—	$—	8.69%	$1,660,025
Clear Orbit Inc., Preferred Series A	1,428,572	5,000,013	—	—	—	—	1,428,572	5,000,013
Firstsource Corp., Preferred Series A	2,388,345	—	—	—	—	(10,000,000)	—	—
Firstsource Corp., Promissory Note 8.00%, 6/30/2001	$2,666,667	—	—	—	—	(2,666,667)	—	—
Killerbiz, Inc., Promissory Note 8.00%, 6/10/2000 and 1/17/2001	$750,000	—	—	—	—	(750000)	—	—
Mosaica Education, Inc., Preferred Series C	75,059	3,537,722	—	—	—	—	75,059	3,537,722
Mosaica Education, Inc. Bridge Notes, 15.00%, 8/24/2006	$686,415	686,415	—	—	105,588	—	$686,415	686,415
Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006	$1,025,748	1,025,748	—	—	—	—	$1,025,748	1,025,748
Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 8/24/2006	$256,437	256,437	—	—	—	—	$256,437	256,437

Total Non Controlled Affiliates		$12,185,944	$—	$351,461	$105,588	$(13,416,667)		$12,166,360

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

The class and derivative actions described above have been transferred to the United States District Court for the District of Maryland for coordinated and consolidated pre-trial proceedings. In November 2005, the Maryland court dismissed many of the plaintiffs’ claims in both the investor class action suits and in the derivative suits. Plaintiffs’ claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended and under Section 36(b) and 48(a) of the Investment Company Act of 1940, as amended, however, have not been dismissed. Discovery has commenced with respect to plaintiffs’ remaining claims.

While the ultimate outcome of these matters cannot be predicted with any certainty at this time, based on currently available information and consultation with counsel, the Managing Investment Adviser believes that the pending Investigations and private lawsuits are not likely to materially affect the Managing Investment Adviser’s ability to provide investment management services to the Company. Neither the Managing Investment Adviser nor the Company are a subject of the Investigations nor a party to the lawsuits described above.

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

Six-month and Three-month Periods Ended April 30, 2006 as Compared to the Similar Periods in 2005

Realized and Unrealized Gains and Losses from Portfolio Investments

For the six-month periods ended April 30, 2006 and 2005, the Company had a net realized gain on security transactions of $784,682 and $2,460,065, respectively. For the six-month periods ended April 30, 2006 and 2005, the Company had a net change in unrealized appreciation/(depreciation) on investments of ($2,756,134) and $2,574,295, respectively. The net realized gain for the period ended April 30, 2006 was primarily the result of realized gains on the sale of stock distributed by the Company’s private investment funds. The net realized gain for the period ended April 30, 2005 was primarily the result of realized gains on the sale of stock distributed by the Company’s private investment funds. The net change in unrealized depreciation on investments for the six-month period ended April 30, 2006 is the result of a decrease in the valuation of Mosaica Education, Inc, a private company investment of ($3,537,722), which was partially offset by an increase in the overall valuation of the private investment funds. The net change in unrealized appreciation on investments for the six-month period ended April 30, 2005 is the result of an increase in the overall valuation of the private investment funds.

For the three-month periods ended April 30, 2006 and 2005, the Company had a net realized gain on security transactions of $786,426 and $2,582,848, respectively. For the three-month periods ended April 30, 2006 and 2005, the Company had a net change in unrealized appreciation/(depreciation) on investments of ($2,566,768) and $1,469,736, respectively. The net realized gain for the period ended April 30, 2006 was primarily the result of realized gains on the sale of stock distributed by the Company’s private investment funds. The net realized gain for the period ended April 30, 2005 was primarily the result of realized gains on the sale of stock distributed by the Company’s private investment funds. The net change in unrealized depreciation on investments for the three-month period ended April 30, 2006 is the result of a decrease in the valuation of Mosaica Education, Inc, a private company investment of ($3,537,722), which was partially offset by an increase in the overall valuation of the private investment funds. The net change in unrealized appreciation on investments for the three-month period ended April 30, 2005 is the result of an increase in the overall valuation of the private investment funds.

Investment Income and Expenses

For the six-month periods ended April 30, 2006, the Company had investment income of $369,825 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $312,160, resulting in a net investment gain of $57,665. In comparison, the Company had investment income of $127,259 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser of $343,085, resulting in net investment loss of ($215,826) for the six-month period ended April 30, 2005. The primary reason for the increase in investment income was an increase in interest income paid by short-term securities held by the Company. The reduction in net expenses is principally attributable to lower Managing Investment Adviser fee and a decrease in professional fees. Management fees declined during the period ended April 30, 2006 due to a decline in net assets.

For the three-month period ended April 30, 2006, the Company had investment income of $199,569 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $150,677, resulting in a net investment gain of $48,892. In comparison, the Company had investment income of $69,153 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $171,407, resulting in a net investment loss of ($102,256) for the similar period ended April 30, 2005. The primary reason for the increase in investment income was an increase in interest income paid by short-term securities held by the Company. The reduction in net expenses is principally attributable to lower Managing Investment Adviser fee and a decrease in professional fees. Management fees declined during the period ended April 30, 2006 due to a decline in net assets.

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

For the six-month periods ended April 30, 2006 and 2005, the Managing Investment Adviser and the former Managing Investment Adviser earned $255,949 and $285,981 in management fees, respectively. In addition, for the six-month periods ended April 30, 2006 and 2005, the change in allowance for the management incentive fee was $0 and $0, respectively. The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25%, on an annual basis, of the Company’s average net assets. For the six-month periods ended April 30, 2006 and 2005, the Managing Investment Adviser and the former Managing Investment Adviser reimbursed other operating expenses of the Company in the amounts of $186,079 and $188,677, respectively, as a result of expenses incurred in excess of these limits.

For the three-month periods ended April 30, 2006 and 2005, the Managing Investment Adviser and the former Managing Investment Adviser earned $122,945 and $146,823 in management fees, respectively. In addition, for the six-month periods ended April 30, 2006 and 2005, the change in allowance for the management incentive fee was $0 and $0, respectively. The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25%, on an annual basis, of the Company’s average net assets. For the three-month periods ended April 30, 2006 and 2005, the Managing Investment Adviser and the former Managing Investment Adviser reimbursed other operating expenses of the Company in the amounts of $114,468 and $132,778, respectively, as a result of expenses incurred in excess of these limits.

Net Assets

At April 30, 2006, the Company’s net assets were $43,763,358 or a net asset value per common share of $ 223.59. This represents a decrease of ($1,913,787) from net assets of $45,677,145, or a net asset value per common share of $233.37, at October 31, 2005. The decrease in net assets during the period is principally due to the net change in unrealized depreciation of ($2,756,134) on investments, as describe above and partially offset by net realized gain of $784,682 as describe above.

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

At April 30, 2006, the Company held $1,983 in cash and $16,326,237 in short-term investments as compared to $0 in cash and $12,775,632 in short-term investments at October 31, 2005. The increase in cash and short-term investments during the period is the result of distributions received in the form of both cash and stock from its private investment funds during the period ended April 30, 2006. Proceeds from the distributions totaled $3,162,178. In connection with the Company’s commitments to private investment funds, a total of $58,250,000 has been contributed by the Company through April 30, 2006 and an additional contribution of $288,119 during this period which is a recallable distribution from one of its private investment funds, Brentwood Associates III, LP. The Company has no additional capital commitment obligations to the private funds it has invested in.

The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs.

The Company has qualified as a “regulated investment company” under Subchapter M of the Internal Revenue Code for the fiscal year ended October 31, 2005 and intends to continue to so quality. As such, the Company is required to adhere to various tax requirements which may impact its ability to pay dividends to its shareholders. Due to these requirements the Company has not paid dividends in this fiscal year and is presently evaluating its ability to pay dividends later this year. The Company is also evaluating other opportunities to enhance shareholder value and liquidity, including an evaluation of a potential sale of its assets in the future.

Application of Critical Accounting Policies

Under the supervision of the Company’s Valuation and Audit Committees, consisting of the independent directors of the Company, the Managing Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company’s financial condition because in total, they currently represent 61.79% of the Company’s net assets at April 30, 2006. For the private investments held at April 30, 2006, changes to these estimates, i.e. changes in the valuations of these private investments, resulted in a $2.8 million decrease in net asset value.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

A majority of the Company’s investment portfolio consists of equity securities in private companies and private investment funds, representing 61.79% of the Company’s net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk normally associated with public equity markets. At April 30, 2006 and at October 31, 2005, the Company was not subject to equity price risk normally associated with public equity markets, except to the extent that the private investment funds that the Company has invested in has, from time to time, interests in securities which may be publicly traded.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of the Company was held at the offices of U.S. Trust Corporation, 114 West 47th Street, New York, New York 10036 at 10:00 a.m. (New York time) on March 23, 2006 (the “Meeting”). Of the 195,730 shares outstanding as of January 27, 2006, the record date for the Meeting, 109,820 were present or represented by proxy at the Meeting. The shareholders of the Company approved the following matter: to elect each of Mr. Hover, Mr. Bernstein, Mr. Murphy and Mr. Imbimbo as Directors of the Company. The results of the voting for this proposal were as follows:

	For	Withheld
Gene M. Bernstein	108,452	1,368
John C. Hover	108,427	1,393
Stephen V. Murphy	108,452	1,368
Victor F. Imbimbo, Jr.	108,427	1,393

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCELSIOR PRIVATE EQUITY FUND II, INC.

Date: June 14, 2006	By:	/s/ Leo P. Grohowski
Leo P. Grohowski
Co-Chief Executive Officer

Date: June 14, 2006	By:	/s/ Raghav V. Nandagopal
Raghav V. Nandagopal
Co-Chief Executive Officer

Date: June 14, 2006	By:	/s/ Robert F. Aufenanger
Robert F. Aufenanger
Treasurer
(Principal Financial Officer)