Form 10-Q/A
period 2006-04-30
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2006-07-05
CIK 1036052

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

EXPLANATORY NOTE

THE PURPOSE OF THIS AMENDMENT NO. 1 (THE “AMENDMENT”) TO THE QUARTERLY REPORT ON FORM 10-Q OF EXCELSIOR PRIVATE EQUITY FUND II, INC. (THE “REGISTRANT”) FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2006 (THE “ORIGINAL FORM 10-Q”) IS TO INCLUDE TWO PARAGRAPHS IN NOTE 2 TO THE FINANCIAL STATEMENTS THAT WERE INADVERTENTLY OMITTED DUE TO A PRINTING ERROR. NO OTHER INFORMATION INCLUDED IN THE ORIGINAL FORM 10-Q IS AMENDED BY THIS AMENDMENT.

The following paragraphs are inserted as the third and fourth paragraphs in Note 2 to the Financial Statements:

Under the Agreement, for the services provided, the Managing Investment Adviser is entitled to receive a management fee at the annual rate of 1.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested or committed to be invested in Private Companies or Private Investment Funds and equal to an annual rate of 0.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested in short-term investments and are not committed to Private Companies or Private Investment Funds. As of April 30, 2006 and October 31, 2005, $122,945 and $138,793, respectively, were payable to the Managing Investment Adviser and the former Managing Investment Adviser.

In addition to the management fee, the Company has agreed to pay the Managing Investment Adviser an incentive fee in an amount equal to 20% of the cumulative realized capital gains (net of realized capital losses and unrealized gross capital depreciation) on investments other than Private Investment Funds, less the aggregate amount of incentive fee payments in prior years. If the amount of the incentive fee in any year is a negative number, or cumulative net realized gains less gross unrealized capital depreciation at the end of any year is less than such amount calculated at the end of the previous year, the Managing Investment Adviser will be required to repay the Company all or a portion of the incentive fee previously paid. During the quarters ended April 30, 2006 and October 31, 2005, respectively, $0 was earned by and payable to the Managing Investment Adviser and the former Managing Investment Adviser.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCELSIOR PRIVATE EQUITY FUND II, INC.

Date: July 5, 2006	By:	/s/ Leo P. Grohowski
Leo P. Grohowski Co-Chief Executive Officer

Date: July 5, 2006	By:	/s/ Raghav V. Nandagopal
Raghav V. Nandagopal Co-Chief Executive Officer

Date: July 5, 2006	By:	/s/ Robert F. Aufenanger
Robert F. Aufenanger Treasurer (Principal Financial Officer)