Form 10-Q
period 2006-07-31
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2006-09-14
CIK 1036052

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2006

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

As of June 1, 2006, there were 195,730 shares of the Registrant’s Common Stock, $.01 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments (Unaudited)

	July 31, 2006
	Value	% of Net Assets
PORTFOLIO STRUCTURE
SHORT-TERM INVESTMENTS:
MONEY MARKET INVESTMENTS	$18,230,608	40.52%
INVESTMENT COMPANIES	790,698	1.76%
PRIVATE INVESTMENT FUNDS	18,145,203	40.34%
PRIVATE COMPANIES	7,420,025	16.49%

TOTAL INVESTMENTS	44,586,534	99.11%
OTHER ASSETS & LIABILITIES (NET)	401,117	0.89%

NET ASSETS	$44,987,651	100.00%

Excelsior Private Equity Fund II, Inc.

Portfolio	of Investments

	October 31, 2005
	Value	% of Net Assets
PORTFOLIO STRUCTURE
SHORT-TERM INVESTMENTS:
MONEY MARKET INVESTMENTS	$11,793,385	25.82%
INVESTMENT COMPANIES	982,247	2.15%
PRIVATE INVESTMENT FUNDS	20,929,058	45.82%
PRIVATE COMPANIES	10,957,747	23.99%

TOTAL INVESTMENTS	44,662,437	97.78%
OTHER ASSETS & LIABILITIES (NET)	1,014,708	2.22%

NET ASSETS	$45,677,145	100.00%

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments July 31, 2006 (Unaudited)

Principal Amount		Acquisition Date ##	Value (Note 1)
MONEY MARKET INSTRUMENTS — 40.52%
$3,250,000	Federal Home Loan Bank Discount Note 4.95%, 08/01/06		$3,250,000
1,000,000	First Tennessee Bank Certificate of Deposit 5.28%, 08/07/06		1,000,000
2,000,000	Federal Home Loan Bank Discount Note 5.14%, 08/09/06		1,997,716
4,000,000	Federal Farm Credit Bureau Discount Note 5.14%, 08/10/06		3,994,860
7,000,000	Federal Home Loan Bank Discount Note 5.18%, 08/11/06		6,989,928
1,000,000	UBS Financial Commercial Paper 5.25%, 08/14/06		998,104

	TOTAL MONEY MARKET INSTRUMENTS (Cost $18,230,608)		18,230,608

PRIVATE INVESTMENT FUNDS #, @ — 40.34%

Ownership Percentage
1.71%	Advanced Technology Ventures V, LP	09/98-10/02	401,338
2.63%	Brand Equity Ventures I, LP	03/98-10/01	545,625
0.88%	Brentwood Associates III, LP	06/99-07/06	5,407,670
1.98%	Broadview Capital Partners, LP	04/99-10/02	1,824,025
4.54%	Commonwealth Capital Ventures II, LP	01/99-10/02	1,205,996
3.96%	Communications Ventures III, LP	11/98-05/00	435,309
1.37%	Friedman, Fleischer & Lowe Capital Partners, LP	01/99-10/02	832,763
1.24%	Mayfield X, LP	06/99-05/02	679,604
0.62%	Mayfield X, Annex	07/02-10/02	176,151
8.69%	Mid-Atlantic Venture Fund III, LP †	04/98-02/01	1,237,981
2.58%	Morgenthaler Venture Partners V, LP	10/98-08/01	2,580,344
1.34%	Quad-C Partners V, LP	04/98-10/02	1,748,912
1.29%	Sevin Rosen Fund VI, LP	03/98-10/02	745,831
1.16%	Trinity Ventures VI, LP	09/98-10/02	323,654

	TOTAL PRIVATE INVESTMENT FUNDS (Cost $33,417,929)		18,145,203

Shares/Par Value
PRIVATE COMPANIES # — 16.49%
Preferred Stocks @ — 11.11%
Educational Services — 0.00%
75,059	Mosaica Education, Inc., Series C	08/01	—

Internet Services — Business — 11.11%
1,428,572	Clear Orbit, Inc., Series A †	06/00	5,000,013

	Total Preferred Stock (Cost $10,119,422)		5,000,013
Promissory Notes —5.38%
Biotechnology —1.00%
$451,412	Metrigen, Inc., 6.00%, 9/01/2009 @	07/03	451,412

Educational Services — 4.38%
$686,415	Mosaica Education, Inc. Bridge Notes, 15.00%, 8/23/2006	02/01-08/01	686,415
$1,025,748	Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006 @	02/01-08/01	1,025,748
$256,437	Mosaica Education, Inc. (ASI Texas LLC), 0.00%, 8/24/2006 @	02/01-08/01	256,437

			1,968,600
	Total Promissory Notes (Cost $2,420,012)		2,420,012

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments July 31, 2006 (Unaudited) — (continued)

Shares		Acquisition Date##	Value (Note 1)
Warrants @ — 0.00%
Biotechnology—0.00%
62,326	Metrigen, Inc. (expiration December 2012)	07/03	$—

	Total Warrants (Cost $0)		—

	TOTAL PRIVATE COMPANIES (Cost $12,539,434)		7,420,025

PUBLIC COMPANIES @, # — 0.00%
Warrants — 0.00%
Biotechnology — 0.00%
76,950	Curon Medical Inc. Warrants (expiration May 2007) (cost $0)	08/00	—
INVESTMENT COMPANIES —1.76%
790,698	Dreyfus Government Cash Management Fund (Cost $790,698)		790,698

TOTAL INVESTMENTS (Cost $64,978,669) —99.11%			44,586,534
OTHER ASSETS & LIABILITIES (NET) —0.89%			401,117

NET ASSETS —100.00%			$44,987,651

†	At July 31, 2006, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940, as amended. Total market value of affiliated securities owned at July 31, 2006 was $6,237,994.

#	Restricted as to public resale. Acquired between March 1998 and July 2006. Total cost of restricted securities at July 31, 2006 aggregated $45,957,363. Total market value of restricted securities owned at July 31, 2006 was $25,565,228 or 56.83% of net assets.

@	Non-income producing security.

##	Disclosure required for restricted securities.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments October 31, 2005

Principal Amount/Shares		Acquisition Date##	Value (Note 1)
MONEY MARKET INSTRUMENTS —25.82%
$1,000,000	First Tennessee Bank Note 3.77%, 11/01/05		$1,000,000
1,400,000	Federal Farm Credit Bank Discount Note 3.67%, 11/02/05		1,399,857
1,000,000	Danske Bank Commercial Paper 3.82%, 11/07/05		999,363
2,400,000	Federal Home Loan Bank Discount Note 3.68%, 11/07/05		2,398,528
1,000,000	Morgan Stanley Commercial Paper 3.84%, 11/08/05		999,253
5,000,000	Federal Home Loan Mortgage Discount Note 3.72%, 11/08/05		4,996,384

	TOTAL MONEY MARKET INSTRUMENTS (Cost $11,793,385)		11,793,385

PRIVATE INVESTMENT FUNDS #, @ — 45.82%
Ownership Percentage
	Buyout Funds – 23.01%
0.93%	Brentwood Associates III, LP	06/99-10/02	5,049,982
1.98%	Broadview Capital Partners, LP	04/99-10/02	1,650,395
1.34%	Friedman, Fleischer & Lowe Capital Partners, LP	01/99-10/02	1,890,965
1.32%	Quad-C Partners V, LP	04/98-10/02	1,918,744

			10,510,086
	Early Stage Venture Funds – 15.06%
1.71%	Advanced Technology Ventures V, LP	09/98-10/02	694,538
4.88%	Commonwealth Capital Ventures II, LP	01/99-10/02	1,719,612
3.96%	Communications Ventures III, LP	11/98-05/00	435,925
1.24%	Mayfield X, LP	06/99-05/02	697,580
0.62%	Mayfield X, Annex	07/02-10/02	194,800
8.69%	Mid-Atlantic Venture Fund III, LP †	04/98-02/01	1,660,025
1.31%	Sevin Rosen Fund VI, LP	03/98-10/02	992,573
1.29%	Trinity Ventures VI, LP	09/98-10/02	484,557

			6,879,610
	Varied Stage Venture Funds – 7.75%
2.63%	Brand Equity Ventures, LP	03/98-10/01	569,013
2.60%	Morgenthaler Venture Partners V, LP	10/98-08/01	2,970,349

			3,539,362

	TOTAL PRIVATE INVESTMENT FUNDS (Cost $37,111,990)		20,929,058

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments October 31, 2005 — (continued)

Shares
PRIVATE COMPANIES # — 23.99%
Preferred Stocks @ — 18.69%
Educational Services — 7.75%
75,059	Mosaica Education, Inc., Series C	08/01	3,537,722

Internet Services — Business —10.94%
1,428,572	Clear Orbit, Inc., Series A †	06/00	5,000,013

	Total Preferred Stock (Cost $10,119,422)		8,537,735

Shares/Par Value		Acquisition Date##	Value (Note 1)
Promissory Notes —5.30%
Biotechnology — 0.99%
$451,412	Metrigen, Inc., 6.00%, 9/01/2009 @	07/03	$451,412

Educational Services — 4.31%
$686,415	Mosaica Education, Inc. Bridge Notes, 15.00%, 8/24/2006	02/01-08/01	686,415
$1,025,748	Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006 @	02/01-08/01	1,025,748
$256,437	Mosaica Education, Inc. (ASI Texas LLC), 0.00%, 8/24/2006 @	02/01-08/01	256,437

			1,968,600

	Total Promissory Notes (Cost $2,420,012)		2,420,012

Warrants @— 0.00%
Biotechnology — 0.00%
62,326	Metrigen, Inc. (expiration December 2012)	07/03	—

	Total Warrants (Cost $0)		—

	TOTAL PRIVATE COMPANIES (Cost $12,539,434)		10,957,747
PUBLIC COMPANIES @, # — 0.00%
Biotechnology — 0.00%
76,950	Curon Medical Inc. Warrants (expiration May 2007) (Cost $0)	08/00	—
INVESTMENT COMPANIES —2.15%
982,247	Dreyfus Government Cash Management Fund (Cost $982,247)		982,247
TOTAL INVESTMENTS (Cost $62,427,056) —97.78%			44,662,437
OTHER ASSETS & LIABILITIES (NET) —2.22%			1,014,708

NET ASSETS —100.00%			45,677,145

†	At October 31, 2005, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940, as amended. Total market value of affiliated securities owned at October 31, 2005 was $6,660,038.

#	Restricted as to public resale. Acquired between March 1998 and July 2003. Total cost of restricted securities at October 31, 2005 aggregated $49,651,424. Total value of restricted securities owned at October 31, 2005 was $31,886,805 or 69.81% of net assets.

@	Non-income producing security.

##	Disclosure required for restricted securities.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Assets and Liabilities

	July 31, 2006 (Unaudited)	October 31, 2005
ASSETS:
Unaffiliated Issuers, at value (Cost $56,057,641 and $53,068,935 respectively)	$38,348,540	$38,002,399
Affiliated Issuers, at value (Cost $8,921,028 and $9,358,121 respectively)	6,237,994	6,660,038

Investments, at value (Cost $64,978,669 and $62,427,056 respectively) (Note 1)	44,586,534	44,662,437
Cash and cash equivalents (Note 1)	1,990	—
Receivable from Managing Investment Adviser (Note 2)	118,404	83,214
Receivable for securities sold	—	760,138
Interest receivable	473,949	397,221
Other assets	6,763	1,569

Total Assets	45,187,640	45,904,579

LIABILITIES:
Management fees payable (Note 2)	120,726	138,793
Professional fees payable	48,500	59,937
Administration fees payable (Note 2)	15,743	17,885
Directors’ fees payable (Note 2)	9,000	1,500
Accrued expenses and other payables	6,020	9,319

Total Liabilities	199,989	227,434

NET ASSETS	$44,987,651	$45,677,145

NET ASSETS consist of:
Accumulated net realized (loss) on investments	(39,158,360)	(40,941,092)
Net unrealized (depreciation) on investments	(20,392,135)	(17,764,619)
Undistributed net investment gain	155,290	—
Par value	1,957	1,957
Paid-in capital in excess of par value	104,380,899	104,380,899

Total Net Assets	$44,987,651	$45,677,145

Shares of Common Stock Outstanding ($0.01 par value, 200,000 authorized)	195,730	195,730
NET ASSET VALUE PER SHARE	$229.85	$233.37

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Operations (Unaudited)

	Nine Months Ended July 31,
	2006	2005
INVESTMENT INCOME:
Interest income from affiliated investments	$—	$66,559
Interest income from unaffiliated investments	588,706	142,294
Dividend income	27,585	23,808

Total Investment Income	616,291	232,661

EXPENSES:
Managing Investment Adviser fees (Note 2)	376,675	421,683
Administration fees (Note 2)	73,000	74,664
Professional fees	189,711	181,588
Directors’ fees and expenses (Note 2)	79,500	46,500
Insurance expense	16,034	20,689
Miscellaneous expenses	30,565	27,894

Total Expenses	765,485	773,018

Expenses reimbursed by Managing Investment Adviser	(304,484)	(266,367)

Net Expenses	461,001	506,651

NET INVESTMENT INCOME/(LOSS)	155,290	(273,990)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS: (Note 1)
Net realized gain on unaffiliated investments	1,782,732	3,139,945
Net change in unrealized depreciation on investments	(2,627,516)	1,127,083

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS	(844,784)	4,267,028

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(689,494)	$3,993,038

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Operations (Unaudited)

	Three Months Ended July 31,
	2006	2005
INVESTMENT INCOME:
Interest income from affiliated investments	$—	$22,492
Interest income from unaffiliated investments	236,763	75,802
Dividend income	9,703	7,108

Total Investment Income	246,466	105,402

EXPENSES:
Managing Investment Adviser fees (Note 2)	120,726	135,703
Administration fees (Note 2)	24,000	25,278
Professional fees	67,877	46,548
Directors’ fees and expenses (Note 2)	45,370	16,746
Insurance expense	5,373	6,686
Miscellaneous expenses	3,900	10,294

Total Expenses	267,246	241,255

Expenses reimbursed by Managing Investment Adviser	(118,405)	(77,690)

Net Expenses	148,841	163,565

NET INVESTMENT INCOME/(LOSS)	97,625	(58,163)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS: (Note 1)
Net realized gain on unaffiliated investments	998,050	679,880
Net change in unrealized depreciation on investments	128,618	(1,447,213)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS	1,126,668	(767,333)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$1,224,293	$(825,496)

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statement of Changes in Net Assets (Unaudited)

	Nine Months Ended July 31,
	2006	2005
OPERATIONS:
Net investment income/(loss)	$155,290	$(273,990)
Net realized gain on investments	1,782,732	3,139,945
Net change in unrealized depreciation on investments	(2,627,516)	1,127,083

Net increase/(decrease) in net assets resulting from operations	(689,494)	3,993,038
DISTRIBUTIONS TO SHAREHOLDERS:
Distributions	—	(11,761,416)

NET (DECREASE) IN NET ASSETS	(689,494)	(7,768,378)
NET ASSETS:
Beginning of period	45,677,145	51,717,554

End of period (including accumulated net investment income/(loss) of $155,290 and ($273,990), respectively)	$44,987,651	$43,949,176

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statement of Cash Flows (Unaudited)

	Nine Months Ended July 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase/(decrease) in net assets resulting from operations	$(689,494)	$3,993,038
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:	—	—
Net change in unrealized depreciation on investments	2,627,516	(1,127,083)
Sale/(purchase) of short-term investments-Net	(6,245,674)	1,477,819
Purchase of investments	(307,504)	—
Proceeds received from the sale of investments and distributions received from private investment funds	5,784,297	10,737,949
Net realized gain on investments	(1,782,732)	(3,139,945)
(Increase)/Decrease in receivable from managing investment adviser	(35,190)	62,849
Increase in interest receivable	(76,728)	(70,819)
(Increase)/Decrease in other assets	754,945	(270,852)
Decrease in management fee payable	(18,067)	(25,735)
Increase/(Decrease) in directors’ fees payable	7,500	(66,000)
Decrease in other expenses payable	(16,879)	(135,048)

Net cash provided by operating activities	1,990	11,436,173

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Distribution to Shareholders	—	(11,761,416)

Net cash used in financing activities	—	(11,761,416)

Net Increase/(decrease) in cash	1,990	(325,243)

Cash at beginning of period	—	328,296

Cash at end of period	$1,990	$3,053

SUPPLEMENTAL INFORMATION:

Non-cash distributions received from private investment funds:	$892,505	$4,229,268

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Financial Highlights—Selected Per Share Data and Ratios (Unaudited)

Per Share Operating Performance (1)

	Nine Months Ended July 31, 2006	Nine Months Ended July 31, 2005
NET ASSET VALUE, BEGINNING OF PERIOD	$233.37	$264.23
INCOME FROM INVESTMENT OPERATIONS:
Net investment income/(loss)	0.79	(1.40)
Net realized and unrealized gain (loss) on investments	(4.31)	21.80

Total from investment operations	(3.52)	20.40

DISTRIBUTIONS TO SHAREHOLDERS:
Return of Capital Distribution	—	(60.09)

NET DECREASE IN NET ASSETS:	(3.52)	(39.69)

NET ASSET VALUE, END OF PERIOD	$229.85	$224.54

TOTAL NET ASSET VALUE RETURN (3) (4)	(1.51)%	9.46%
Ratios and supplemental data: (6)
Net assets, end of period (thousands)	$44,988	$43,949
Ratios to average net assets (2)
Gross expenses (5)	2.27%	2.27%
Net expenses	1.37%	1.49%
Net investment gain/loss	0.46%	(0.81)%
Portfolio turnover (3)	0.00%	0.00%

(1)	For a share outstanding throughout the period.

(2)	Annualized

(3)	Not annualized.

(4)	Total net asset value return based on per share net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company’s shares were issued in a private placement and are not traded. Therefore, market value total investment return is not presented.

(5)	Expense ratio before waiver of fees and reimbursement of expenses by Managing Investment Adviser.

(6)	Income and expense ratio do not reflect the Company’s proportionate share of net investment income (loss) and expenses, including any performance-based fees, of the Private Investment Funds.

Notes to Financial Statements are an integral part of these Financial Statements.

EXCELSIOR PRIVATE EQUITY FUND II, INC.

NOTES TO FINANCIAL STATEMENTS

July 31, 2006

Note 1 — Significant Accounting Policies

Excelsior Private Equity Fund II, Inc. (the “Company”) was incorporated under the laws of the State of Maryland on March 20, 1997, and is a non-diversified, closed-end management investment company that has elected to be treated as a business development company or “BDC” under the Investment Company Act of 1940, as amended.

As a BDC, the Company must be primarily engaged in the business of furnishing capital and making available managerial assistance to companies that generally do not have ready access to capital through conventional financial channels. The Company’s investment objective is to achieve long-term capital appreciation primarily by investing in private later-stage venture capital companies and private middle-market companies in which the equity is closely held by company founders, management and/or a limited number of institutional investors and, to a lesser extent, privately offered venture capital, buyout and private equity funds managed by third parties which have attractive investment return prospects and offer compelling strategic benefits to the Company. The Company does not have the right to demand any such investee securities be registered.

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

The valuation of the Company’s Private Investment Funds is based upon its pro-rata share of the value of the net assets of a Private Investment Fund as determined by such Private Investment Fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company’s investments in Private Investment Funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Managing Investment Adviser, the Managing Investment Adviser, under the supervision of the Board of Directors, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any. The valuation of the Company’s Private Investment Funds also includes capital contributions to such Private Investment Funds made in advance of remaining capital commitments being called by the Private Investment Funds’ respective general partners. At July 31, 2006 and October 31, 2005, these contributions paid in advance totaled $1,252,201 and $1,554,432, and are included in investments on the statement of assets and liabilities. These contributions paid in advance are non-income producing.

At July 31, 2006 and October 31, 2005, market quotations were not readily available for securities valued at $25,565,228 or 56.83% of net assets and $31,886,805 or 69.81% of net assets, respectively. Such securities were valued by the Managing Investment Adviser under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

The tax character of distributions paid may differ from the character of distributions shown on the statement of changes in net assets due to tax treatment of certain distributions. No distributions were made in the quarters ended July 31, 2006 and July 31, 2005.

The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of October 31, 2005 and July 31, 2006, the Company had not received information to determine the tax cost of the Private Investment Funds as of October 31, 2005 and July 31, 2006, and therefore to determine the Company’s unrealized gain or loss on a tax basis. At July 31, 2006, the cost of all other investments for federal tax purposes was $31,560,740, and those investments had a tax basis net unrealized depreciation of $5,119,409, consisting of gross appreciation of $13 and gross depreciation of $5,119,422. At October 31, 2005, the cost of all other investments for federal tax purposes was $25,315,066, and those investments had a tax basis net unrealized depreciation of $1,581,687, consisting of gross appreciation of $13 and gross depreciation of $1,581,700.

Note 2 — Investment Advisory Fee, Administration Fee and Related Party Transactions

UST Advisers, Inc. (“USTA”), which has its principal offices at 225 High Ridge Road, Stamford, Connecticut 06905, is a Delaware corporation and registered investment adviser (the “Managing Investment Adviser”). The Managing Investment Adviser is a wholly-owned subsidiary of United States Trust Company, National Association (“USTC-NA”). USTC-NA is a wholly-owned subsidiary of U. S. Trust Corporation (“U.S. Trust”), a registered bank holding company, which has its principal offices at 114 West 47th Street, New York, New York 10036-1532, and which is, in turn, a wholly-owned subsidiary of The Charles Schwab Corporation (“Schwab”), which has its principal offices at 120 Kearney Street, San Francisco, California 94108.

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

Under the Agreement, for the services provided, the Managing Investment Adviser is entitled to receive a management fee at the annual rate of 1.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested or committed to be invested in Private Companies or Private Investment Funds and equal to an annual rate of 0.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested in short-term investments and are not committed to Private Companies or Private Investment Funds. As of July 31, 2006 and October 31, 2005, $120,726 and $138,793, respectively, were payable to the Managing Investment Adviser and the former Managing Investment Adviser.

In addition to the management fee, the Company has agreed to pay the Managing Investment Adviser an incentive fee in an amount equal to 20% of the cumulative realized capital gains (net of realized capital losses and unrealized gross capital depreciation) on investments other than Private Investment Funds, less the aggregate amount of incentive fee payments in prior years. If the amount of the incentive fee in any year is a negative number, or cumulative net realized gains less gross unrealized capital depreciation at the end of any year is less than such amount calculated at the end of the previous year, the Managing Investment Adviser will be required to repay the Company all or a portion of the incentive fee previously paid. During the quarters ended July 31, 2006 and October 31, 2005, respectively, $0 was earned by and payable to the Managing Investment Adviser and the former Managing Investment Adviser.

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

The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25% of the Company’s average net assets. This reimbursement amounted to $304,484 and $266,367, for the nine months periods ended July 31, 2006 and July 31, 2005, respectively.

Each member of the Board of Managers receives a $10,000 annual retainer and the Chairman of the Board receives an additional $1,000 annual retainer. Also, each member of the Board of Managers will receive $2,000 per quarterly meeting attended. In addition each Board member will receive $500 per quarterly telephonic meeting and $500 for any other telephonic special meeting. For each audit committee meeting attended, Board members will receive $1,500, while the Chairman of the Audit Committee will receive an additional $1,000 retainer. Each member of the Board is reimbursed for expenses incurred for attending meetings. No person who is an officer, manager or employee of U.S. Trust, or its subsidiaries, who serves as an officer, manager or employee of the Company receives any compensation from the Company.

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

Note 3 — Purchases and Sales of Securities

Excluding short-term investments, the Company’s purchases and sales of securities for the nine month periods ended July 31, 2006, and July 31, 2005 were as follows:

Nine-Month Period Ended July 31,	Purchases ($)	Proceeds ($)
2006	307,504	5,784,297
2005	—	10,737,949

Note 4 — Transactions with Affiliated Portfolio Companies

An affiliated company is a company in which the Company has ownership of over 5% of the voting securities. No dividend income was received from affiliated companies during the nine months ended July 31, 2006 and the year ended October 31, 2005. Transactions with companies which are or were affiliates are as follows:

Name of Investment	Shares/ Principal Amount/ Percentage Held at October 31, 2005	October 31, 2005 Value	For the Nine Months Ended July 31, 2006				Shares/ Principal Amount/ Percentage Held at July 31, 2006	July 31, 2006 Value (Note 1)
			Conversion Cost	Sales/ Conversion Proceeds	Interest	Realized Gain (Loss)
Affiliated Companies
Mid-Atlantic Venture Fund III, LP	8.69%	$1,660,025	$—	$—	$—	$—	8.69%	$1,237,981
Clear Orbit Inc., Preferred Series A	1,428,572	5,000,013	—	—	—	—	1,428,572	5,000,013

Total Non Controlled Affiliates		$6,660,038	$—	$—	$—	$—		$6,237,994

Name of Investment	Shares/ Principal Amount/ Percentage Held at October 31, 2004	October 31, 2004 Value	For the Year Ended October 31, 2005				Shares/ Principal Amount/ Percentage Held at October 31, 2005	October 31, 2005 Value (Note 1)
			Conversion Cost	Sales/ Conversion Proceeds	Interest	Realized Gain (Loss)
Affiliated Companies
Mid-Atlantic Venture Fund III, LP	8.70%	$1,679,609	$—	$351,461	$—	$—	8.69%	$1,660,025
Clear Orbit Inc., Preferred Series A	1,428,572	5,000,013	—	—	—	—	1,428,572	5,000,013
Firstsource Corp., Preferred Series A	2,388,345	—	—	—	—	(10,000,000)	—	—
Firstsource Corp., Promissory Note 8.00%, 6/30/2001	$2,666,667	—	—	—	—	(2,666,667)	—	—
Killerbiz, Inc., Promissory Note 8.00%, 6/10/2000 and 1/17/2001	$750,000	—	—	—	—	(750000)	—	—
Mosaica Education, Inc., Preferred Series C	75,059	3,537,722	—	—	—	—	75,059	3,537,722
Mosaica Education, Inc. Bridge Notes, 15.00%, 8/24/2006	$686,415	686,415	—	—	105,588	—	$686,415	686,415
Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006	$1,025,748	1,025,748	—	—	—	—	$1,025,748	1,025,748
Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 8/24/2006	$256,437	256,437	—	—	—	—	$256,437	256,437

Total Non Controlled Affiliates		$12,185,944	$—	$351,461	$105,588	$(13,416,667)		$12,166,360

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

Note 5 — Pending Litigation

The former Managing Investment Adviser was contacted in September 2003 by the Office of the New York State Attorney General (the “NYAG”), and the Securities and Exchange Commission (the “SEC”) in connection with their investigations of practices in the mutual fund industry identified as “market timing” and “late trading” of mutual fund shares (the “Investigations”). The former Managing Investment Adviser has provided full cooperation with respect to these Investigations and continues to review the facts and circumstances relevant to the Investigations. As disclosed previously, these investigations focused on circumstances in which a small number of parties were permitted to engage in short-term trading of shares of certain mutual funds managed by the former Managing Investment Adviser. The short-term trading activities permitted under these arrangements have been terminated and the former Managing Investment Adviser has strengthened its policies and procedures to deter frequent trading.

The former Managing Investment Adviser, certain of its affiliates and others have also been named in four class action lawsuits and two derivative actions which allege that the former Managing Investment Adviser, certain of its affiliates and others allowed certain parties to engage in illegal and improper mutual fund trading practices, which allegedly caused financial injury to the shareholders of certain mutual funds managed by the former Managing Investment Adviser. Each seeks unspecified monetary damages and related equitable relief.

The class and derivative actions described above were transferred to the United States District Court for the District of Maryland for coordinated and consolidated pre-trial proceedings. In November 2005, the Maryland court dismissed many of the plaintiffs’ claims in both the fund shareholder class action and derivative lawsuits. Several affiliates of the former Managing Investment Adviser and individual defendants have also been dismissed. Plaintiffs’ claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and under Section 36(b) and 48(a) of the Investment Company Act of 1940, as amended, however, have not been dismissed. Discovery has commenced with respect to plaintiffs’ remaining claims.

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

Note 7 — New Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the effects of the adoption of FIN 48 on the financial statements.

Note 8 — Subsequent Events

In September 2006, the Company commenced a process which may result in the sale of all of its assets (a “Potential Sale Transaction”). There is no assurance that the Company will enter into a Potential Sale Transaction, or if such transaction does occur, what the proceeds will be or the timing of the consummation of a Potential Sale Transaction. Any such transaction would be subject to the approval of the Board of Directors and shareholders of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Nine-month and Three-month Periods Ended July 31, 2006 as Compared to the Similar Periods in 2005

Realized and Unrealized Gains and Losses from Portfolio Investments

For the nine-month periods ended July 31, 2006 and 2005, the Company had a net realized gain on security transactions of $1,782,732 and $3,139,945, respectively. For the nine-month periods ended July 31, 2006 and 2005, the Company had a net change in unrealized depreciation on investments of ($2,627,516) and $1,127,083, respectively. The net realized gain for the period ended July 31, 2006 was primarily the result of distributions by Friedman, Fleisher and Lowe Capital Partners, LP which is one of the Company’s private investment funds. The net change in unrealized depreciation on investments for the nine-month period ended July 31, 2006 is the result of a decrease in the valuation of Mosaica Education, Inc, a private company investment of ($3,537,722), which was partially offset by an increase in the overall valuation of the private investment funds. The net change in unrealized appreciation on investments for the nine-month period ended July 31, 2005 is the result of an increase in the overall valuation of the private investment funds.

For the three-month periods ended July 31, 2006 and 2005, the Company had a net realized gain on security transactions of $998,050 and $679,880 respectively. For the three-month periods ended July 31, 2006 and 2005, the Company had a net change in unrealized depreciation on investments of $128,618 and ($1,447,213), respectively. The realized gain for the period ended July 31, 2006 and July 31, 2005 was primarily the result of distributions by Friedman, Fleisher and Lowe Capital Partners, LP which is one of the Company’s private investment funds. The net change in unrealized appreciation on investments for the three-month period ended July 31, 2006 is the result of an increase in the overall valuation of the private investment funds. The net change in unrealized depreciation on investments for the three-month period ended July 31, 2005 is the result of a decrease in the overall valuation of the private investment funds.

Investment Income and Expenses

For the nine-month periods ended July 31, 2006, the Company had investment income of $616,291 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $461,001, resulting in a net investment income of $155,290. In comparison, the Company had investment income of $232,661 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $506,651, resulting in net investment loss of ($273,990) for the nine-month period ended July 31, 2005. The primary reason for the increase in investment income was an increase in interest income paid by short-term securities held by the Company. The reduction in net expenses is principally attributable to lower Managing Investment Adviser fee and offset by an increase in Directors fees and expenses. Management fees declined during the period ended July 31, 2006 due to a decline in net assets of the Company that are invested in Private Companies or Private Investment Funds.

For the three-month period ended July 31, 2006, the Company had investment income of $246,466 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $148,841, resulting in a net investment income of $97,625. In comparison, the Company had investment income of $105,402 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $163,565, resulting in a net investment loss of ($58,163) for the similar period ended July 31, 2005. The primary reason for the increase in investment income was an increase in interest income paid by short-term securities held by the Company. The reduction in net expenses is principally attributable to lower Managing Investment Adviser fee and was offset by an increase in professional fees and Directors fees and expenses. Management fees declined during the period ended July 31, 2006 due to a decline in net assets.

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

For the nine-month periods ended July 31, 2006 and 2005, the Managing Investment Adviser and the former Managing Investment Adviser earned $376,675 and $421,683 in management fees, respectively. In addition, for the nine-month periods ended July 31, 2006 and 2005, the change in allowance for the management incentive fee was $0 and $0, respectively.

The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25%, on an annual basis, of the Company’s average net assets. For the nine-month periods ended July 31, 2006 and 2005, the Managing Investment Adviser and the former Managing Investment Adviser reimbursed other operating expenses of the Company in the amounts of $304,484 and $266,367, respectively, as a result of expenses incurred in excess of these limits.

For the three-month periods ended July 31, 2006 and 2005, the Managing Investment Adviser and the former Managing Investment Adviser earned $120,726 and $135,703 in management fees, respectively. In addition, for the three-month periods ended July 31, 2006 and 2005, the change in allowance for the management incentive fee was $0 and $0, respectively. The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25%, on an annual basis, of the Company’s average net assets. For the three-month periods ended July 31, 2006 and 2005, the Managing Investment Adviser and the former Managing Investment Adviser reimbursed other operating expenses of the Company in the amounts of $118,405 and $77,690, respectively, as a result of expenses incurred in excess of these limits.

Net Assets

At July 31, 2006, the Company’s net assets were $44,987,651 or a net asset value per common share of $ 229.85. This represents a decrease of ($689,494) from net assets of $45,677,145, or a net asset value per common share of $233.37, at October 31, 2005. The decrease in net assets during the period is principally due to the net change in unrealized depreciation of ($2,627,516) on investments, as describe above and partially offset by net realized gain of $1,782,732 as describe above.

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

At July 31, 2006, the Company held $1,990 in cash and $19,021,306 in short-term investments as compared to $0 in cash and $12,775,632 in short-term investments at October 31, 2005. The increase in cash and short-term investments during the period is the result of distributions received in the form of both cash and stock from its private investment funds during the period ended July 31, 2006. Proceeds from the distributions totaled $5,784,327. In connection with the Company’s commitments to private investment funds, a total of $58,250,000 has been contributed by the Company through July 31, 2006 and an additional contribution of $307,504 during this period which is a recallable distribution from one of its private investment funds, Brentwood Associates III, LP. The Company has no additional capital commitment obligations to the private funds it has invested in.

The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs.

The Company has qualified as a “regulated investment company” under Subchapter M of the Internal Revenue Code. As such, the Company is required to adhere to various tax requirements which may impact its ability to pay dividends to its shareholders. Due to these requirements the Company has not paid dividends in this fiscal year and is presently evaluating its ability to pay dividends later this year. The Company is also evaluating other opportunities to enhance shareholder value and liquidity. In particular, the Company commenced a process which may result in the sale of all of its assets (a “Potential Sale Transaction”). There is no assurance that the Company will enter into a Potential Sale Transaction, or if such transaction does occur, what the proceeds will be or the timing of the consummation of a Potential Sale Transaction. Any such transaction would be subject to the approval of the Board of Directors and shareholders of the Company.

Application of Critical Accounting Policies

Under the supervision of the Company’s Valuation and Audit Committees, consisting of the independent directors of the Company, the Managing Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company’s financial condition because in total, they currently represent 56.83% of the Company’s net assets at July 31, 2006. For the private investments held at July 31, 2006, changes to these estimates, i.e. changes in the valuations of these private investments, resulted in a $2.6 million decrease in net asset value.

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

Equity Price Risk

A majority of the Company’s investment portfolio consists of equity securities in private companies and private investment funds, representing 56.83% of the Company’s net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk normally associated with public equity markets. At July 31, 2006 and at October 31, 2005, the Company was not subject to equity price risk normally associated with public equity markets, except to the extent that the private investment funds that the Company has invested in has, from time to time, interests in securities which may be publicly traded.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of July 31, 2006 (the end of the period covered by this report), the Company’s principal executive officers and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

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

On September 11, 2006, the Company filed a Current Report on Form 8-K to report under Item 8.01 certain disclosures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCELSIOR PRIVATE EQUITY FUND II, INC.

Date: September 14, 2006	By:	/s/ Leo P. Grohowski
Leo P. Grohowski
Co-Chief Executive Officer

Date: September 14, 2006	By:	/s/ Raghav V. Nandagopal
Raghav V. Nandagopal
Co-Chief Executive Officer

Date: September 14, 2006	By:	/s/ Robert F. Aufenanger
Robert F. Aufenanger
Treasurer
(Principal Financial Officer)