Form 10-K
period 2006-10-31
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2007-01-25
CIK 1036052

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2006

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

Large accelerated filer  ☐    Accelerated file  ☐    Non-accelerated filer  ☒

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

As of December 31, 2006 there were 195,730 shares outstanding of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 15, 2007 are incorporated by reference into Part III (Items 10, 11 and 12) to this Form 10-K.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's prospects, including the prospects of its underlying investments, are subject to certain uncertainties and risks. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. The future results of the Company and its underlying investments, may differ materially from its historical results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers should also carefully review the risk factors described in the other documents the Company files, or has filed, from time to time with the Securities and Exchange Commission.

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

UST Advisers, Inc. serves as the investment adviser (the “Managing Investment Adviser”) to provide investment management services to the Company pursuant to a management agreement dated July 18, 2000 (the “Management Agreement”). UST Advisers, Inc. is a wholly-owned subsidiary of United States Trust Company, National Association, which in turn is a wholly-owned subsidiary of U.S. Trust Corporation, a registered financial holding company. U.S. Trust Corporation is an indirect wholly-owned subsidiary of The Charles Schwab Corporation. All officers of the Company are employees and/or officers of the Managing Investment Adviser. The Managing Investment Adviser has been responsible for performing the management and administrative services necessary for the operation of the Company.

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

Investments Held — Private

ClearOrbit, Inc. (“Clear Orbit”) (formerly known as BPA Systems, Inc.)

Description: Extends enterprise systems value with proven Supply Chain Execution (SCE) and Collaborative Supply Management (CSM) software solutions. Our unique approach allows customers to fully leverage their investment in enterprise applications. ClearOrbit customers enhance the functionality of their procurement, manufacturing and warehousing/distribution systems through the automation of internal business processes and by incorporating their trading partners into extended supply chain execution processes. The Fund originally invested $5.0 million in ClearOrbit, and the investment is currently being held at a cost of $5.0 million.

2006 Activity and Outlook: 2006 was ClearOrbit’s eleventh year in operation and Clear Orbit continues to provide supply chain solutions for a number of its clients. It has also successfully met the revenue, operations and cost management goals for the year and we are optimistic about the growth potential in 2007.

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

2006 Activity and Outlook: Metrigen has 2 employees who are located in the Roche facilities and the focus is still on product development with applications in the genomic industry. The Fund investment is in a senior note which will be paid out first in event of any future financing.

Mosaica Education, Inc. (“Mosaica”) (formerly known as Advantage Schools, Inc.)

Description: For-profit provider of public school education management services. Mosaica’s schools are publicly-funded, receiving per-student capitalization rates generally consistent with those received by other schools in the district. The Fund originally invested $7.1 million in Advantage Schools, Inc.(“Advantage”), which manages charter schools in troubled urban school districts in cooperation with local partners. In August 2001, Mosaica Education, Inc. a privately held operator of charter schools acquired Advantage, forming Mosaica Advantage. The Fund received 75,059 shares of preferred stock in Mosaica Education, Inc. and promissory notes in the principal amount of $2.0 million from the acquisition of Advantage. As of October 31, 2006, the investment was valued at $2.0 million.

2006 Activity and Outlook: Mosaica currently operates arts and technology oriented charter schools in Arizona, Colorado, Georgia, Indiana, Louisiana, Michigan, Ohio, Pennsylvania and Washington, D.C. In addition, the Company operates schools in Abu Dhabi and Qatar. Mosaica currently operates 90 school programs in with 36 US-based charters and 12 Middle East locations, in total serving approximately 18,000 students.

Investments Held — Third-party Investment Funds

Advanced Technology Ventures V, LP (“ATV”) is an early-stage focused fund targeting information technology and health care markets. ATV has drawn all of the Fund’s $3 million commitment. At October 31, 2006, the total investment value (fair market value plus net distributions) of this investment was $1.4 million.

Brand Equity Ventures I, LP (“Brand Equity”) is focused on investing broadly across the consumer sector, particularly in branded opportunities within e-commerce, retailing, and direct response markets. Brand Equity has drawn all of the Fund’s $2.5 million commitment. At October 31, 2006, the total investment value (fair market value plus net distributions) of this investment was $1.5 million.

Brentwood Associates III, LP (“Brentwood”) is focused on middle-market buyouts and consolidations. Brentwood’s strategy is to identify industries with consolidation characteristics, develop a strategy for implementation and recruit management to execute that strategy. Brentwood has drawn all of the Fund’s $5 million commitment. At October 31, 2006, the total value (fair market value plus net distributions) of this investment was $9.5 million.

Broadview Capital Partners, LP (“Broadview”) is focused on buyouts, recapitalizations and growth financings within the technology sector. Broadview has drawn all of the Fund’s $5 million commitment. At October 31, 2006, the total value (fair market value plus net distributions) of this investment was $4.0 million.

Commonwealth Capital Ventures II, LP (“Commonwealth”) invests in early to later-stage information technology companies in New England. Commonwealth is focused on communications technology, Internet software and services, and ecommerce companies. Commonwealth has drawn all of the Fund’s $4 million commitment. At October 31, 2006, the total value (fair market value plus net distributions) of this investment was $5.5 million.

Communications Ventures III, LP (“CommVentures”) targets early-stage companies exclusively in the communications sector. CommVentures has drawn all of the Fund’s $5 million commitment. At October 31, 2006 the total value (fair market value plus net distributions) of this investment was $1.7 million.

Friedman, Fleischer & Lowe, LP (“Friedman”) is a fund focused exclusively on participation in middle-market buyouts. Friedman has drawn all of the Fund’s $5 million commitment. At October 31, 2006, the total value (fair market value plus net distributions) of this investment was $12.8 million.

Mayfield X, LP (“Mayfield”) invests in early-stage information technology and healthcare companies, primarily located in Silicon Valley. Mayfield has drawn all of the Fund’s $5 million commitment. At October 31, 2006, the total value (fair market value plus net distributions) of this investment was $1.1 million.

Mayfield X Annex, LP (“Annex Fund”) invests follow-on capital in select Mayfield portfolio companies. The Annex Fund has drawn all of the Fund’s $0.25 million commitment. As of October 31, 2006, the total value (fair market value plus net distributions) of this investment was $0.2 million.

Mid-Atlantic Venture Fund III, LP (“MAVF”) invests in early and expansion-stage companies throughout the Mid-Atlantic region. MAVF has drawn all of the Fund’s $5 million commitment. As of October 31, 2006, the total value (fair market value plus net distributions) of this investment was $2.4 million.

Morgenthaler Venture Partners V, LP (“Morgenthaler”) is primarily an early-stage venture fund, investing largely in information technology and healthcare companies but also invests in buyouts of basic businesses. Morgenthaler has drawn all of the Fund’s $8 million commitment. As of October 31, 2006, the total value (fair market value plus net distributions) of this investment was $7.7 million.

Quad-C Partners V, LP (“Quad C”) is focused on taking controlling positions in leveraged acquisitions and recapitalizations of middle-market companies. Quad C has drawn all of the Fund’s $5 million commitment. As of October 31, 2006, the total value (fair market value plus net distributions) of this investment was $7.6 million.

Sevin Rosen Fund VI, LP (“Sevin Rosen”) invests in early-stage technology companies, focusing specifically on companies in communications and eBusiness infrastructure and solutions, as well as those companies with Internet-enabled business models. Sevin Rosen has drawn all of the Fund’s $2.5 million commitment. As of October 31, 2006, the total value (fair market value plus net distributions) of this investment was $4.6 million.

Trinity Ventures VI, LP (“Trinity”) is a multi-stage venture capital fund which invests in the software, communications and electronic commerce sectors. Trinity has drawn the entire $3 million commitment. As of October 31, 2006, the total value (fair market value plus net distributions) of this investment was $3.5 million.

We will be communicating to you in the first calendar quarter of 2007 with an update on our progress pursuing a Potential Sale Transaction.

For additional information concerning the Company's investments see the financial statements beginning on page 9 of this report.

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

Employees

At October 31, 2006, the Company had no full-time employees. All personnel of the Company are employed by and compensated by the Managing Investment Adviser pursuant to the Management Agreement.

ITEM 2. PROPERTIES.

The Company does not own or lease any physical properties.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Shareholders of the Company was held at the offices of United States Trust Company, National Association, 114 West 47th Street, New York, New York 10036 at 10:00 a.m. (New York time) on March 23, 2006 (the "Meeting"). Of the 195,730 shares outstanding as of January 27, 2006, the record date for the Meeting, 109,820 were present or represented by proxy at the Meeting. The shareholders of the Company approved the following matter: to elect each of Mr. Bernstein, Mr. Hover, Mr. Murphy and Mr. Imbimbo as Directors of the Company. The results of the voting for this proposal were as follows:

1. Election of Directors:	For	Withheld

John C. Hover II	108,427	1393
Gene M. Bernstein	108,452	1368
Stephen V. Murphy	108,452	1368
Victor F. Imbimbo, Jr.	108,427	1393

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The Company has 200,000 authorized shares. As of December 31, 2006, 195,730 shares were issued and outstanding. There is no established public trading market for the Company's shares.

Holders

There were 2,194 holders of the Company’s shares as of December 31, 2006.

Dividends and Distributions

Fiscal Year Ended October 31, 2006. There were no dividends or distributions paid during fiscal year 2006.

Fiscal Year Ended October 31, 2005. There was a distribution of $60.09 per share in December 2004 as a return of capital.

For additional information concerning the payment of dividends, see "Significant Accounting Policies" in the notes to the financial statements of the Company included in Item 8 hereof.

ITEM 6. SELECTED FINANCIAL DATA.

($ in 000’s except for per share data)

Fiscal Year Ended	10/31/06	10/31/05	10/31/04	10/31/03	10/31/02
Financial Position
Investments in securities	$48,796	$44,663	$51,379	$46,917	$54,747
Other Assets	696	1,242	758	3,136	3,422
Total Assets	49,492	45,905	52,137	50,053	58,169
Liabilities	262	228	419	337	485
Net Assets	49,230	45,677	51,718	49,716	57,684

Changes in Net Assets
Net investment income (loss)	315	(292)	(619)	(621)	(28)
Net gain (loss) on investments	3,237	6,013	2,620	5,376	(31,469)
Net change in incentive fees	—	—	—	—	1,356
Dividends	—	11,761	—	12,722	53,599

Per Share Data
Net Assets	$251.52	$233.37	$264.23	$254.00	$294.71
Dividends Paid	—	60.09	—	65.00	273.84

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

At October 31, 2006, the Company held $3,843 in cash and $23,793,821 in short-term investments as compared to $0 in cash and $12,775,632 in short-term investments at October 31, 2005. The change in cash and short-term investments from October 31, 2005 was primarily the result of proceeds received from cash distributions received from the Company’s private investment funds. In connection with the Company's commitments to private investment funds, a total of $58,250,000 since inception has been contributed by the Company through October 31, 2006 and an additional contribution of $307,504 during this period which is a recallable distribution from one of its private investment funds, Brentwood Associates III, LP. The Company has no additional capital commitment obligations to the private investment funds. The Company made no follow-on investments in its private company investments during the fiscal year ended October 31, 2006.

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

Results of Operations

Investment Income and Expenses

For the fiscal year ended October 31, 2006, the Company had investment income of $930,634 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $615,657, resulting in a net investment income of $314,977. For the fiscal year ended October 31, 2005, the Company had investment income of $381,462 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $673,948, resulting in a net investment loss of ($292,486). For the fiscal year ended October 31, 2004, the Company had investment income of $182,061 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $800,665, resulting in a net investment loss of ($618,604). The Company’s investment income was up from the fiscal year ended October 31, 2005 to the fiscal year ended October 31, 2006 due to higher balances of interest-bearing short-term securities. The Company’s investment income was up from the fiscal year ended October 31, 2004 to the fiscal year ended October 31, 2005 due to higher balances of interest-bearing short-term securities.

The decrease in net operating expenses from fiscal year 2004 through fiscal year 2006 is primarily attributable to the decrease in Managing Investment Adviser fees as a result of the decline in the net assets upon which fees are charged.

The Managing Investment Adviser provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. The management fee is determined and payable quarterly. For the fiscal years ended October 31, 2006, 2005 and 2004, the Managing Investment Adviser earned $501,093, $560,476, and $673,403 in management fees, respectively. The decrease in the fees earned by the Managing Investment Adviser over time can be attributed to the decrease in the Company's net assets that are invested or committed to be invested in Private Companies or Private Investment Funds. The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25% of the Company’s average net assets. During fiscal years ended October 31, 2006, 2005 and 2004, the Managing Investment Adviser reimbursed other operating expenses of the Company, in the amount of $498,117, $349,580, and $223,870, respectively, as a result of expenses incurred in excess of those permitted pursuant to the Company's prospectus. In fiscal 2006, the reimbursement increased as a result of an increase in the maximum allowable expenses as well as a decrease in net assets. This reimbursement has increased from fiscal 2004 to fiscal 2005 as a result of the decrease in net assets, and therefore, a reduced threshold upon which to calculate the maximum allowable expenses. As of October 31, 2006 and October 31, 2005, there was no incentive fee receivable by the Managing Investment Adviser or payable by the Company.

Net Assets

For the fiscal year ended October 31, 2006, the Company's net assets were $49,229,604, or a net asset value per common share of $251.52. This represents an increase of $3,552,459, or $18.15 per share, from net assets of $45,677,145, or a net asset value per common share of $233.37, at October 31, 2005. The increase in net assets during the fiscal year ended October 31, 2006 is principally due to i) net investment income of $314,977 or $1.61 per share ii) realized gain on investment of $2,256,108 or $11.53 per share, and iii) net change in unrealized appreciation on investments of $981,374 or $5.01 per share.

For the fiscal year ended October 31, 2005, the Company's net assets were $45,677,145, or a net asset value per common share of $233.37. This represents a decrease of ($6,040,409), or $30.86 per share, from net assets of $51,717,554, or a net asset value per common share of $264.23, at October 31, 2004. The decrease in net assets during the fiscal year ended October 31, 2005 is principally due to the distribution of ($11,761,416) or ($60.09) per share, paid on December 9, 2004 to shareholders, realized loss on investment of ($9,493,649) or ($48.50) per share, and net investment loss of ($292,486) or ($1.49) per share. This was partially offset by a net change in unrealized appreciation of $15,507,142 or $79.22 per share.

Realized and Unrealized Gains and Losses from Portfolio Investments

For the fiscal year ended October 31, 2006, the Company had a net realized gain on security transactions of $2,256,108 and a net change in unrealized appreciation on investments of $981,374. The net realized gain for the fiscal year was primarily the result of distributions by the Company’s private investment funds. The net change in unrealized depreciation on investments for the fiscal year ended October 31, 2006 is the result of a decrease in the valuation of Mosaica Education, Inc, a private company investment of ($3,537,722), which was offset by an increase in the overall valuation of the private investment funds.

For the fiscal year ended October 31, 2005, the Company had a net realized loss on security transactions of ($9,493,649) and a net change in unrealized appreciation on investments of $15,507,142. The net realized loss for the fiscal year was primarily the result of reclassification of Firstsource Corp., from unrealized depreciation to realized loss of $12,666,667, and the reclassification of Killerbiz, Inc, from unrealized depreciation to realized loss of $750,000. This was partially offset by realized gain which was primarily the result of distributions by Freidman, Fleisher and Lowe Capital Partners, LP which is one of the Company’s private investment funds. The net change in unrealized appreciation for the fiscal year ended October 31, 2005 was principally the result of i) a reclassification of Firstsource Corp, and Killerbiz Inc, from unrealized depreciation to realized loss, thereby increasing change in unrealized appreciation/(depreciation) and ii) the result of an increase in the overall valuation of the private investment funds

For the fiscal year ended October 31, 2004, the Company had a net realized loss on security transactions of ($4,269,628) and a net change in unrealized appreciation on investments of $6,889,598. The net realized loss for the fiscal year was primarily the result of the sale of the Company’s shares of Curon Medical, Inc. common stock. The net change in unrealized appreciation for the fiscal year ended October 31, 2004 was principally the result of increases in the valuations of the Company’s private investment funds.

Application of Critical Accounting Policies

Under the supervision of the Company’s Valuation and Audit Committees, consisting of the independent directors of the Company, the Managing Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company’s financial condition because in total, they currently represent 50.79% and 69.81% of the Company’s net assets at October 31, 2006 and October 31, 2005, respectively. For the private investments held at October 31, 2006 changes to these estimates, i.e. changes in the valuations of these private investments, resulted in a $0.98 million and $6.3 million increase in net asset value, respectively.

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

Equity Price Risk

A majority of the Company's investment portfolio consists of equity securities in private companies and private investment funds, currently representing 50.79% and 69.81% of the Company’s net assets as of October 31, 2006 and 2005, respectively, which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk normally associated with public equity markets. At October 31, 2006, and October 31, 2005 the Company was not subject to equity price risk normally associated with public equity markets, except to the extent that the private investment funds that the Company has invested in has, from time to time, interests in securities which may be publicly traded.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Portfolios of Investments at October 31, 2006 and October 31, 2005

Statements of Assets and Liabilities at October 31, 2006 and October 31, 2005

Statements of Operations for the years ended October 31, 2006, October 31, 2005 and October 31, 2004

Statements of Changes in Net Assets for the years ended October 31, 2006, October 31, 2005 and October 31, 2004

Statements of Cash Flows for the years ended October 31, 2006, October 31, 2005 and October 31, 2004

Financial Highlights — Selected Per Share Data and Ratios for the years ended October 31, 2006, October 31, 2005, October 31, 2004, October 31, 2003 and October 31, 2002

Notes to Financial Statements

Note - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Excelsior Private Equity Fund II, Inc.

We have audited the accompanying statements of assets and liabilities of Excelsior Private Equity Fund II, Inc. (the “Fund”), including the portfolio of investments, as of October 31, 2006 and 2005, and the related statements of operations, changes in net assets and its cash flows for each of the three years in the period ended October 31, 2006, and the financial highlights for each of the four years in the period ended October 31, 2006. These financial statements and financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. The financial highlights for the year ended October 31, 2002 were audited by other auditors whose report, dated December 17, 2002, expressed an unqualified opinion on such financial highlights.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of October 31, 2006 and 2005, by correspondence with the custodian and the management of the private investment funds. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1(a), the financial statements include investment securities valued at $25,002,261 and $ 31,886,805 as of October 31, 2006 and 2005, respectively, representing 50.79% and 69.81%, respectively, of net assets, whose values have been estimated by the Managing Investment Advisor, under the supervision of the Board of Directors, in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing Investment Adviser in preparing the valuations of investment securities and have inspected the underlying documentation, and in the circumstances we believe the procedures are reasonable and the documentation appropriate. However, in the case of those securities with no readily ascertainable market value, because of the inherent uncertainty of valuation, the Managing Investment Adviser’s estimate of values may differ significantly from the values that would have been used had a ready market existed for the securities and the differences could be material.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Excelsior Private Equity Fund II, Inc. as of October 31, 2006 and 2005, the results of its operations, the changes in its net assets and its cash flows for each of the three years in the period ended October 31, 2006, and the financial highlights for each of the four years in the period ended October 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

December 21, 2006

New York, NY

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments at October 31, 2006

Principal Amount		Acquisition Date ##	Value (Note 1)
	MONEY MARKET INSTRUMENTS - 46.72%
$7,000,000	Federal Farm Credit Bank Discount Note 5.09%, 11/13/06		$6,988,123
2,000,000	Federal Farm Credit Bank Discount Note 5.07%, 11/01/06		2,000,000
4,000,000	Federal Home Loan Bank Discount Note 5.09%, 11/01/06		4,000,000
5,000,000	Federal Home Loan Bank Discount Note 5.07%, 11/01/06		5,000,000
5,015,000	Federal Home Loan Bank Discount Note 4.98%, 11/01/06		5,015,000

	TOTAL MONEY MARKET INSTRUMENTS (Cost $23,003,123)		23,003,123

PRIVATE INVESTMENT FUNDS #, @ - 35.72%
Ownership Percentage
	Buyout Funds – 16.39%
0.96%	Brentwood Associates III, LP	06/99-07/06	3,321,996
1.98%	Broadview Capital Partners, LP*	04/99-10/02	1,620,886
1.39%	Friedman, Fleischer & Lowe Capital Partners, LP	01/99-10/02	1,399,395
1.32%	Quad-C Partners V, LP*	04/98-10/02	1,728,415

			8,070,692
	Early Stage Venture Funds – 12.97%
1.71%	Advanced Technology Ventures V, LP	09/98-10/02	580,307
4.29%	Commonwealth Capital Ventures II, LP	01/99-10/02	1,476,739
3.96%	Communications Ventures III, LP	11/98-05/00	439,331
1.24%	Mayfield X, LP	06/99-05/02	867,697
0.62%	Mayfield X, Annex*	07/02-10/02	181,672
8.67%	Mid-Atlantic Venture Fund III, LP †	04/98-02/01	1,231,096
1.29%	Sevin Rosen Fund VI, LP	03/98-10/02	608,313
2.12%	Trinity Ventures VI, LP*	09/98-10/02	998,697

			6,383,852
	Varied Stage Venture Funds – 6.37%
2.63%	Brand Equity Ventures, LP	03/98-10/01	481,902
2.55%	Morgenthaler Venture Partners V, LP	10/98-08/01	2,645,790

			3,127,692

	TOTAL PRIVATE INVESTMENT FUNDS (Cost $29,246,072)		17,582,236

Shares
PRIVATE COMPANIES # - 15.07%
Preferred Stocks @ - 10.15%
Educational Services - 0.00%
75,059	Mosaica Education, Inc., Series C	08/01	—

Internet Services - Business - 10.15%
1,428,572	Clear Orbit, Inc., Series A †	06/00	5,000,013

	Total Preferred Stock (Cost $10,119,422)		5,000,013

Notes to Financial Statements are an integral part of these Financial Statements

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments at October 31, 2006 — (continued)

Shares / Par Value		Acquisition Date ##	Value (Note 1)
Promissory Notes - 4.92%
Biotechnology - 0.92%
$451,412	Metrigen, Inc., 6.00%, 9/01/2009 @	07/03	$451,412

Educational Services - 4.00%
$686,415	Mosaica Education, Inc. Bridge Notes, 15.00%, 12/30/2007	02/01-08/01	686,415
$1,025,748	Mosaica Education, Inc. (Advantage Schools), 0.00%, 12/31/2007 @	02/01-08/01	1,025,748
$256,437	Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 12/31/2007 @	02/01-08/01	256,437

			1,968,600

	Total Promissory Notes (Cost $2,420,012)		2,420,012

Warrants @ - 0.00%
Biotechnology - 0.00%
62,326	Metrigen, Inc. (expiration December, 2012)	07/03	—

	Total Warrants (Cost $0)		—

	TOTAL PRIVATE COMPANIES (Cost $12,539,434)		7,420,025

	PUBLIC COMPANIES @, #, - 0.00%
Biotechnology - 0.00%
76,950	Curon Medical Inc. Warrants (expiration May, 2007) (Cost $0)	08/00	—

	INVESTMENT COMPANIES - 1.61%
790,698	Dreyfus Government Cash Management Fund (Cost $790,698)		790,698
TOTAL INVESTMENTS (Cost $65,579,327) - 99.12%			48,796,082
OTHER ASSETS & LIABILITIES (NET) - 0.88%			433,522

NET ASSETS - 100.00%			$49,229,604

†	At October 31, 2006, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940, as amended. Total market value of affiliated securities owned at October 31, 2006 was $6,231,109.
#	Restricted as to public resale. Acquired between March 1998 and July, 2006. Total cost of restricted securities at October 31, 2006 aggregated $41,785,506. Total market value of restricted securities owned at October 31, 2006 was $25,002,261 or 50.79% of net assets.
*	Contributions paid in advance remaining as of 10/31/06 (Broadview Capital Partners L.P. - $342,914, Mayfield X Annex - $87,500, Quad-C Partners V, L.P. - $716,565, Trinity Ventures VI, L.P. - $86,249).
@	Non-income producing security.
##	Disclosure required for restricted securities.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments at October 31, 2005

Principal Amount		Acquisition Date ##	Value (Note 1)
	MONEY MARKET INSTRUMENTS — 25.82%
$1,000,000	First Tennessee Bank Note 3.77%, 11/01/05		$1,000,000

1,400,000	Federal Farm Credit Bank Discount Note 3.67%, 11/02/05		1,399,857

1,000,000	Danske Bank Commercial Paper 3.82%, 11/07/05		999,363

2,400,000	Federal Home Loan Bank Discount Note 3.68%, 11/07/05		2,398,528

1,000,000	Morgan Stanley Commercial Paper 3.84%, 11/08/05		999,253

5,000,000	Federal Home Loan Mortgage Discount Note 3.72%, 11/08/05		4,996,384

	TOTAL MONEY MARKET INSTRUMENTS (Cost $11,793,385)		11,793,385

PRIVATE INVESTMENT FUNDS #, @ — 45.82%
Ownership Percentage
	Buyout Funds – 23.01%
0.93%	Brentwood Associates III, LP	06/99-10/02	5,049,982
1.98%	Broadview Capital Partners, LP	04/99-10/02	1,650,395
1.34%	Friedman, Fleischer & Lowe Capital Partners, LP	01/99-10/02	1,890,965
1.32%	Quad-C Partners V, LP	04/98-10/02	1,918,744

			10,510,086

	Early Stage Venture Funds – 15.06%

1.71%	Advanced Technology Ventures V, LP	09/98-10/02	694,538
4.88%	Commonwealth Capital Ventures II, LP	01/99-10/02	1,719,612
3.96%	Communications Ventures III, LP	11/98-05/00	435,925
1.24%	Mayfield X, LP	06/99-05/02	697,580
0.62%	Mayfield X, Annex	07/02-10/02	194,800
8.69%	Mid-Atlantic Venture Fund III, LP †	04/98-02/01	1,660,025
1.31%	Sevin Rosen Fund VI, LP	03/98-10/02	992,573
1.29%	Trinity Ventures VI, LP	09/98-10/02	484,557

			6,879,610
	Varied Stage Venture Funds – 7.75%
2.63%	Brand Equity Ventures, LP	03/98-10/01	569,013
2.60%	Morgenthaler Venture Partners V, LP	10/98-08/01	2,970,349

			3,539,362

	TOTAL PRIVATE INVESTMENT FUNDS (Cost $37,111,990)		20,929,058

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

Portfolio of Investments at October 31, 2005—(continued)

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

Excelsior Private Equity Fund II, Inc.

Statements of Assets and Liabilities

	October 31,
	2006	2005
ASSETS:
Unaffiliated Issuers, at value (Cost $56,798,169 and $53,068,935 respectively)	$42,564,973	$38,002,399
Affiliated Issuers, at value (Cost $8,781,158 and $9,358,121 respectively)	6,231,109	6,660,038

Investments, at value (Cost $65,579,327 and $62,427,056 respectively) (Note 1)	$48,796,082	$44,662,437
Cash	3,843	—
Receivable from investment advisor (Note 2)	193,634	83,214
Receivable for securities sold	—	760,138
Interest receivable	496,286	397,221
Other assets	1,458	1,569

Total Assets	49,491,303	45,904,579
LIABILITIES:
Management fees payable (Note 2)	124,418	138,793
Professional fees payable	80,000	59,937
Directors' fees payable (Note 2)	22,000	1,500
Administration fees payable (Note 2)	15,086	17,885
Accrued expenses and other payables	20,195	9,319

Total Liabilities	261,699	227,434

NET ASSETS	$49,229,604	$45,677,145

NET ASSETS consist of:
Accumulated net realized (loss) on investments	$(38,684,984)	$(40,941,092)
Net unrealized (depreciation) on investments	(16,783,245)	(17,764,619)
Par value	1,957	1,957
Paid-in capital in excess of par value	104,695,876	104,380,899

Total Net Assets	$49,229,604	$45,677,145

Shares of Common Stock Outstanding ($0.01 par value, 200,000 authorized)	195,730	195,730
NET ASSET VALUE PER SHARE	$251.52	$233.37

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Operations

	Year Ended October 31,
	2006	2005	2004
INVESTMENT INCOME:
Interest income from unaffiliated investments	$892,876	$349,316	$72,640
Interest income from affiliated investments	—	—	89,087
Dividend income	37,758	32,146	20,334

Total Income	930,634	381,462	182,061
EXPENSES:
Managing investment adviser fees (Note 2)	501,093	560,476	673,403
Administration fees (Note 2)	97,750	100,074	121,304
Legal fees	159,970	153,032	94,327
Audit fees	134,055	87,761	113,999
Directors' fees and expenses (Note 2)	110,500	60,000	66,000
Printing fees	44,166	27,161	15,980
Miscellaneous expenses	66,240	35,024	28,797

Total Expenses	1,113,774	1,023,528	1,113,810

Expense reimbursed by Affiliate (Note 2)	—	—	(89,275)
Expenses reimbursed by Managing Investment Adviser (Note 2)	(498,117)	(349,580)	(223,870)

Net Expenses	615,657	673,948	800,665

NET INVESTMENT INCOME (LOSS)	314,977	(292,486)	(618,604)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS: (Note 1)
Net realized gain (loss) on unaffiliated investments	2,256,108	3,923,018	(22,956)
Net realized (loss) on affiliated investments	—	(13,416,667)	(4,246,672)
Net change in unrealized appreciation on investments	981,374	15,507,142	6,889,598

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS	3,237,482	6,013,493	2,619,970

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$3,552,459	$5,721,007	$2,001,366

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Changes in Net Assets

	Year Ended October 31,
	2006	2005	2004
OPERATIONS:
Net investment Income (loss)	$314,977	$(292,486)	$(618,604)
Net realized gain (loss) on investments	2,256,108	(9,493,649)	(4,269,628)
Net change in unrealized appreciation on investments	981,374	15,507,142	6,889,598

Net increase in net assets resulting from operations	3,552,459	5,721,007	2,001,366

DISTRIBUTIONS TO SHAREHOLDERS:
Return of capital	—	(11,761,416)	—

Total distributions	—	(11,761,416)	—

Net increase (decrease) in net assets	3,552,459	(6,040,409)	2,001,366

NET ASSETS:
Beginning of year	45,677,145	51,717,554	49,716,188

End of year (including undistributed net investment income (loss) of $314,977, $(292,486), and $(618,604) respectively) $5,259,727, respectively)	$49,229,604	$45,677,145	$51,717,554

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Cash Flows

	Year Ended October 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$3,552,459	$5,721,007	$2,001,366
Adjustments to reconcile net increase (decrease) in net a assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) on investments	(981,374)	(15,507,142)	(6,889,598)
Purchase of Investments	(307,503)	—	—
Proceeds received from the sale of investments and distributions received from private investment funds	10,429,529	12,453,886	9,322,012
Net realized (gain) loss on investments	(2,256,108)	9,493,649	4,269,628
Net change in short-term investments	(11,018,189)	275,856	(11,163,505)
(Increase) decrease in receivable from investment adviser	(110,420)	58,183	33,711
(Increase) in interest receivable	(99,065)	(110,534)	(89,981)
(Increase) decrease in receivable for securities sold	760,138	(760,138)	—
Decrease/(increase) in other assets	111	71	(348)
(Increase) in receivable from affiliate	—	—	(89,275)
(Decrease) in management fee payable	(14,375)	(22,645)	(20,346)
Increase/(decrease) in directors' fees payable	20,500	(64,500)	—
Increase/(decrease) in other expenses payable	28,140	(104,573)	102,522

Net cash provided by (used in) operating activities	3,843	11,433,120	(2,523,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to shareholders	—	(11,761,416)	—

Net cash used in financing activities	—	(11,761,416)	—

Net increase (decrease) in cash	3,843	(328,296)	(2,523,814)
Cash at beginning of year	—	328,296	2,852,110

Cash at end of year	$3,843	$—	$328,296

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash distributions received from Private Investment Funds	$892,505	$4,481,573	$—

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Financial Highlights — Selected Per Share Data and Ratios

Per Share Operating Performance (1)

	Year Ended October 31,
	2006	2005	2004	2003	2002
NET ASSET VALUE, BEGINNING OF PERIOD	$233.37	$264.23	$254.00	$294.71	$722.54

INCOME FROM INVESTMENT OPERATIONS
Net Investment Income/(Loss)	1.61	(1.49)	(3.16)	(3.17)	(0.15)
Net Realized and Unrealized Gain (Loss) on Investments	16.54	30.72	13.39	27.46	(160.77)
Net Change in Allowance for Management Incentive Fee	—	—	—	—	6.93

Total From Investment Operations	18.15	29.23	10.23	24.29	(153.99)

DISTRIBUTIONS
Net Investment Income	—	—	—	—	(8.16)
In Excess of Net Investment Income	—	—	—	—	(22.40)
Net Realized Gains	—	—	—	—	—
Return of Capital	—	(60.09)	—	(65.00)	(243.28)

Total Distributions	—	(60.09)	—	(65.00)	(273.84)

NET ASSET VALUE, END OF PERIOD	$251.52	$233.37	$264.23	$254.00	$294.71

TOTAL NET ASSET VALUE RETURN (2)	7.78%	13.77%	4.03%	8.24%	(21.31)%

RATIOS AND SUPPLEMENTAL DATA (4)
Net Assets, End of Period (Thousands)	$49,230	$45,677	$51,718	$49,716	$57,684
Ratio to Average Net Assets
Ratio of Net Operating Expenses to Average Net Assets	1.34%	1.48%	1.58%	1.55%	1.29%
Ratio of Gross Operating Expenses to Average Net Assets (3)	2.43%	2.26%	2.19%	2.13%	1.50%
Ratio of Net Investment Income (Loss) to Average Net Assets	0.69%	(0.64)%	(1.22)%	(1.12)%	(0.02)%
Portfolio Turnover Rate	1.1%	0%	0%	0%	21%

(1)	For a share outstanding throughout each year.
(2)	Total net asset value return based on per share net asset value reflects the effects of changes in net asset value based on the performance of the Company during the year, and assumes dividends and distributions, if any, were reinvested. The Company’s shares are not traded. Therefore, market value total investment return is not presented.
(3)	Expense ratio before waiver of fees and reimbursement of expenses by the Managing Investment Adviser.
(4)	Income and expense ratios do not reflect the Company’s proportionate share of net investment income (loss) and expenses, including any performance-based fees, of the Private Investment Funds.

Notes to Financial Statements are an integral part of these Financial Statements.

EXCELSIOR PRIVATE EQUITY FUND II, INC.

NOTES TO FINANCIAL STATEMENTS

October 31, 2006

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

The valuation of the Company’s Private Investment Funds is based upon its pro-rata share of the value of the net assets of a Private Investment Fund as determined by such Private Investment Fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company’s investments in Private Investment Funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Managing Investment Adviser, the Managing Investment Adviser, under the supervision of the Board of Directors, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any. The valuation of the Company’s Private Investment Funds also includes contributions to such Private Investment Funds made in advance of remaining capital commitments being called by the Private Investment Funds’ respective general partners. At October 31, 2006 and 2005, these contributions paid in advanced totaled $1,233,228 and $1,554,432 respectively, are included in investments in the statement of assets and liabilities. These contributions paid in advance are non-income producing.

At October 31, 2006 and 2005, market quotations were not readily available for the Company’s securities valued at $25,002,261 or 50.79% and $31,886,805 or 69.81%, respectively, of the Company’s net assets. Such securities were valued by the Managing Investment Adviser under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

Dividends from net investment income are declared and paid at least annually. Any net realized capital gains, unless offset by any available capital loss carryforwards, are distributed to shareholders at least annually subject to certain limitations imposed by complying with the provisions of Subchapter M of the Internal Revenue Code. Dividends and distributions are determined in accordance with federal income tax regulations that may differ from generally accepted accounting principles. These “book/tax” differences are either considered temporary or permanent and may be reclassified within the capital accounts based on their federal tax basis treatment.

At October 31, 2006 and October 31,2005, the Company has undistributed income of $622,658 and $608,241on a tax basis.

As of October 31, 2006, the Company has unused capital loss carryforwards of approximately $57,037,828 available for income tax purposes, to be applied against future net realized gains, if any, after October 31, 2006. If not applied, $8,378,322 of the carryover will expire in 2009, $13,721,422 will expire in 2010, $18,471,137 will expire in 2011, $5,855,841will expire in 2012 and $10,611,106 will expire in 2013. And as of October 31,2005 the Company has unused capital loss carryforwards of approximately $56,647,188 available for income tax purposes, to be applied against future net realized gains, if any, after October 31, 2005. If not applied, $8,602,181 of the carryover will expire in 2009, $13,721,421 will expire in 2010, $18,471,137 will expire in 2011, $5,855,841will expire in 2012 and $9,996,608 will expire in 2013.

The tax character of distributions paid during the fiscal years ended October 31, 2006,2005 and 2004 were as follows:

	Year Ended October 31,
	2006	2005	2004
Return of Capital	—	$11.761,416	$—

Total	—	$11,761,416	$—

The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of October 31, 2006, the Company has not received information to determine the tax cost of the Private Investment Funds as of October 31, 2006. At December 31, 2005 and 2004 respectively, the Private Investment Funds had a cost basis for tax purposes of $20,621,007 and $28,912,715. Based on the values of the Private Investment Funds at October 31, 2006 and after adjustment for purchases and sales between December 31, 2005 and October 31, 2006, this results in net appreciation of $6,469,353. The cost of all other investments for federal tax purposes for October 31, 2006, is $36,421,281 and those investments had a tax basis net unrealized depreciation of $5,207,435. The cost of investments other than Private Investment Funds for federal tax purposes at October 31, 2005, was $25,315,066 and those investments had a tax basis net of unrealized depreciation of $1,581,687, consisting of gross appreciation of $13 and gross depreciation of $1,581,700. There is no appreciation or depreciation for tax purposes on the Money Market Instruments or Investment Companies.

Note 2 — Investment Advisory Fee, Administration Fee and Related Party Transactions

UST Advisers, Inc. (“USTA”), which has its principal offices at 225 High Ridge Road, Stamford, Connecticut 06905, is a Delaware corporation and registered investment adviser (the “Managing Investment Adviser”). The Managing Investment Adviser is a wholly-owned subsidiary of United States Trust Company, National Association (“USTC-NA”). USTC-NA is a wholly-owned subsidiary of U.S. Trust Corporation (“U.S. Trust”), a registered financial holding company, which has its principal offices at 114 West 47th Street, New York, New York 10036-1532, and which is, in turn, a wholly-owned subsidiary of The Charles Schwab Corporation (“Schwab”), which has its principal offices at 120 Kearney Street, San Francisco, California 94108.

Prior to December 16, 2005, United States Trust Company of New York, acting through its registered investment advisory division, New York Asset Management Division (“NYAMD”), and U.S. Trust Company, N.A., acting through its registered investment advisory division, U. S. Trust Asset Management Division (“USTAMD”), served as co-investment advisers (together the “former Managing Investment Adviser”) to the Company under a management agreement with the Company (the “Agreement”). Effective December 16, 2005, USTA assumed the duties of NYAMD and USTAMD under the Agreement pursuant to an assumption agreement. Prior to March 31, 2006, USTA was a wholly owned subsidiary of U.S. Trust Company, N.A. (“UST-NA”) and UST-NA and United States Trust Company of New York were wholly-owned subsidiaries of U.S. Trust. Effective March 31, 2006, United States Trust Company of New York converted into a national bank named United States Trust Company, National Association (USTC-NA) and U.S. Trust Company, N.A. merged into USTC-NA. USTC-NA is the surviving entity and remains a wholly-owned subsidiary of U.S. Trust. “See Note 9.”

Under the Agreement, for the services provided, the Managing Investment Adviser is entitled to receive a management fee at the annual rate of 1.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested or committed to be invested in Private Companies or Private Investment Funds and equal to an annual rate of 0.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested in short-term investments and are not committed to Private Companies or Private Investment Funds. As of October 31, 2006 and 2005, $124,418 and $138,793, respectively, was payable to the Managing Investment Adviser.

In addition to the management fee, the Company has agreed to pay the Managing Investment Adviser an incentive fee in an amount equal to 20% of the cumulative realized capital gains (net of realized capital losses and unrealized capital depreciation) on investments other than Private Investment Funds, less the aggregate amount of incentive fee payments in prior years. If the amount of the incentive fee in any year is a negative number, or cumulative net realized gains less unrealized capital depreciation at the end of any year is less than such amount calculated at the end of the previous year, the Managing Investment Adviser will be required to repay the Company all or a portion of the incentive fee previously paid. As of, and for the year ended October 31, 2006,2005 and 2004, no incentive fee was earned by the Managing Investment Adviser.

PFPC, Inc., a majority-owned subsidiary of The PNC Financial Services Group, (“PFPC”) provides administrative and accounting services to the Company pursuant to an Administration and Accounting Services Agreement. PFPC Trust Company provides custodian services to the Company pursuant to a Custodian Services Agreement. Also, PFPC provides transfer agency services to the Company pursuant to a Transfer Agency Agreement. For the services provided to the Company by PFPC and its affiliates, PFPC is entitled to an annual fee of 0.02% of average net assets plus reimbursement of reasonable expenses, and a base fee, payable monthly of $7,000. Administration fees for the years ended October 31, 2006, 2005 and 2004 amounted to $97,750, $100,074 and $121,304, respectively, of which $15,086, $17,885 and $25,236 was payable at October 31, 2006, 2005 and 2004, respectively.

The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25% of the Company’s average net assets. This reimbursement amounted to $498,117, $349,580 and $223,870 for the years ended October 31, 2006, 2005 and 2004, respectively, which includes a receivable to the Company of $193,634, $83,214 and $52,122 as of October 31, 2006, 2005 and 2004, respectively.

Each member of the Board of Directors receives a $10,000 annual retainer and the Chairman of the Board receives an additional $1,000 annual retainer. Also, each member of the Board of Directors will receive $2,000 per quarterly meeting attended. In addition each Board member will receive $500 per quarterly telephonic meeting and $500 for any other telephonic special meeting. For each audit committee meeting attended, Board members will receive $1,500, while the Chairman of the Audit Committee will receive an additional $1,000 retainer. Each member of the Board is reimbursed for expenses incurred for attending meetings. No person who is an officer, manager or employee of the U.S. Trust, or its subsidiaries, who serves as an officer, manager or employee of the Company receives any compensation from the Company. For the year ended October 31, 2006, 2005 and 2004 the Board of Directors’ fees totaled $110,500, $60,000 and $66,000 of which $22,000, $1,500 and $66,000 was payable at October 31, 2006, 2005 and 2004, respectively.

On November 23, 2004, the Company engaged Deloitte & Touche, LLP (“D&T”) as the Company’s Independent Registered Public Accounting Firm for the fiscal year ended October 31, 2004, replacing Ernst & Young LLP (“E&Y”), the Company’s prior independent public accountants. E&Y was terminated by the Company on October 28, 2004 as a result of concerns regarding their independence at the time of issuance of their report on the Company’s October 31, 2003 financial statements. These concerns are the result of certain real estate consulting services performed by E&Y on a contingent fee basis for Charles Schwab & Co., Inc., an affiliate of the Company’s Managing Investment Adviser.

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

Note 3 — Purchases and Sales of Securities

Excluding short-term investments, the Company had $307,504 in purchases and $10,429,529 in proceeds of sales of securities for the year ended October 31, 2006. For years ended October 31, 2005 and October 31, 2004 the amount of purchases were $0 and $0, respectively, and the amount of sales were $12,453,886 and $3,334,000, respectively.

Note 4 — Transactions with Affiliated Portfolio Companies

An affiliated company is a company in which the Company has ownership of over 5% of the voting securities. No dividend income was received from affiliated companies during the year ended October 31, 2006 and 2005. Transactions with companies, which are or were affiliates are as follows:

Name of Investment	Shares/ Principal Amount/ Percentage Held at October 31, 2005	October 31, 2005 Value	For the Year Ended October 31, 2006				Shares/ Principal Amount/ Percentage Held at October 31, 2006	October 31, 2005 Value (Note 1)
			Conversion Cost	Sales/ Conversion Proceeds	Interest	Realized Gain (Loss)
Affiliated Companies
Mid-Atlantic Venture Fund III, LP	8.69%	$1,660,025	$—	$576,963	$—	$—	8.67%	$1,231,096
Clear Orbit Inc., Preferred Series A	1,428,572	5,000,013	—	—	—	—	1,428,572	5,000,013

Total Non-Controlled Affiliates		$6,660,038	$—	$576,963	—	—		$$6,231,109

Name of Investment	Shares/ Principal Amount/ Percentage Held at October 31, 2004	October 31, 2004 Value	For the Year Ended October 31, 2005					October 31, 2005 Value (Note 1)
			Conversion Cost	Sales/ Conversion Proceeds	Interest	Realized Gain (Loss)	Shares/ Principal Amount/ Percentage Held at October 31, 2005
Affiliated Companies
Mid-Atlantic Venture Fund III, LP	8.70%	$1,679,609	$—	$351,461	$—	$—	8.69%	$1,660,025
Clear Orbit Inc., Preferred Series A	1,428,572	5,000,013	—	—	—	—	1,428,572	5,000,013
Firstsource Corp., Preferred Series A	2,388,345	—	—	—	—	(10,000,000)	—	—
Firstsource Corp., Promissory Note 8.00%, 6/30/2001	$2,666,667	—	—	—	—	(2,666,667)	—	—
Killerbiz, Inc., Promissory Note 8.00%, 6/10/2000 and 1/17/2001	$750,000	—	—	—	—	(750,000)	—	—
Mosaica Education, Inc., Preferred Series C	75,059	3,537,722	—	—	—	—	75,059	3,537,722
Mosaica Education, Inc. Bridge Notes, 15.00%, 8/24/2006	$686,415	686,415	—	—	105,588	—	$686,415	686,415
Mosaica Education, Inc. (Advantage Schools), 0.00%, 8/24/2006	$1,025,748	1,025,748	—	—	—	—	$1,025,748	1,025,748
Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 8/24/2006	$256,437	256,437	—	—	—	—	$256,437	256,437

Total Non-Controlled Affiliates		$12,185,944	$—	$351,461	$105,588	$(13,416,667)		$12,166,360

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

Note 7 — New Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the effects of the adoption of FIN 48 on the financial statements.

FASB issued a Statement No. 157 in September 2006, Fair Value Measurements, which is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement provides enhanced guidance for using fair value to measure assets and liabilities. It clarifies fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The company is reviewing the statement and its impact on the financial statements.

Note 8 — Liquidity and Potential Sale Transaction

In September 2006, the Company commenced a process which may result in the sale of substantially all its assets (a “Potential Sale Transaction”). There is no assurance that the Company will enter into a Potential Sale Transaction, or if such transaction does occur, what the proceeds will be or the timing of the consummation of a Potential Sale Transaction. Any such transaction would be subject to the approval of the Board of Directors and shareholders of the Company.

Note 9 — Subsequent Event

On November 20, 2006, Schwab announced an agreement to sell U.S. Trust, a wholly-owned subsidiary of Schwab, to the Bank of America Corporation (the “Sale”). The Sale of U.S. Trust includes all of U.S. Trust’s subsidiaries, including UST Advisers, Inc., the Company’s Managing Investment Adviser. The Sale is subject to Federal Reserve Board and other regulatory approvals.

UST Advisers, Inc. will continue to serve as the Managing Investment Adviser to the Company after the Sale. However, due to the change in ownership of the UST Advisers, Inc., the Sale may have the effect of terminating the existing investment advisory agreement between the Company and UST Advisers, Inc. Accordingly, it is anticipated that UST Advisers, Inc. will enter into a new investment advisory agreement with the Company upon consummation of the Sale (the “New Advisory Agreement”). It is anticipated the New Advisory Agreement will be subject to the approval of the Board of Directors and the shareholders of the Company. The proposed New Advisory Agreement will be submitted to the shareholders of the Company for approval late in the first quarter or early in the second quarter of 2007. A proxy statement is expected to be mailed to the shareholders of the Company in the first quarter of 2007 that will provide further details with respect to the Sale and the proposed New Advisory Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been a change in the Company’s independent registered public accounting firm (see Note 2 to the financial statements), however there were no disagreements or reportable events.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. As of October 31, 2006 (the end of the period covered by this report), the Company's principal executive officers and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below are names, ages, positions and certain other information concerning the current directors and certain officers of the Company as of October 31, 2006.

Name, Address and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation During Past Five Years	Number of Portfolios in Fund Complex* Overseen by Director

Disinterested Directors

Mr. Gene M. Bernstein, 59 United States Trust Company, National Association 114 West 47th Street New York, NY 10036	Director and Member of the Audit and Valuation Committees	Annual Terms since December 1, 1994	Mr. Bernstein is Director of NIC Holding Corp. He was Dean of the Skodneck Business Development Center at Hofstra University from 2000-2001. Prior to that, Mr. Bernstein was President and Vice Chairman at Northville Industries, a petroleum marketing, distribution, trading and storage company and wholly-owned subsidiary of NIC Holding Corp. Mr. Bernstein also serves as a director or manager of Excelsior Private Equity Fund II, Inc., Excelsior Venture Investors III, LLC, Excelsior Venture Partners III, LLC and Excelsior Directional Hedge Fund of Funds, LLC.	4

Mr. Victor F. Imbimbo, 54 United States Trust Company, National Association 114 West 47th Street New York, NY 10036	Director and Member of the Audit and Valuation Committees	Annual Terms since April 6, 2000	Mr. Imbimbo is the President and CEO of Caring Today, LLC., the publisher of Caring Today Magazine, the leading information resource within the family caregivers market. Prior to this, Mr. Imbimbo, was Executive Vice President of TBWA\New York and President for North America with TBWA/WorldHealth, a division of TBWA Worldwide where he directed consumer marketing program development for healthcare companies primarily within the pharmaceutical industry. Mr. Imbimbo serves as a director or manager of Excelsior Private Equity Fund II, Inc., Excelsior Venture Partners III, LLC, Excelsior Venture Investors III, LLC and Excelsior Directional Hedge Fund of Funds, LLC. Mr. Imbimbo is a Board member for Vertical Branding, Inc, a public company specializing in direct response branding and marketing.	4

Mr. Stephen V. Murphy, 61 United States Trust Company, National Association 114 West 47th Street New York, NY 10036	Director and Member of the Audit and Valuation Committees	Annual Terms since December 1, 1994	Mr. Murphy is President of S.V. Murphy & Co., an investment banking firm. Mr. Murphy serves as a director or manager of Excelsior Private Equity Fund II, Inc., Excelsior Venture Partners III, LLC, Excelsior Venture Investors III, LLC and Excelsior Directional Hedge Fund of Funds, LLC. He also serves on the board of directors of The First of Long Island Corporation, The First National Bank of Long Island and Bowne & Co., Inc.	4

Interested Director

Mr. John C. Hover II, 63** United States Trust Company, National Association 114 West 47th Street New York, NY 10036	Director and Chairman of the Board	Annual terms since December 9, 1998	Mr. Hover was an Executive Vice President of U.S. Trust Company (retired since 1998). Mr. Hover serves as chairman of the board of directors or managers of Excelsior Private Equity Fund II, Inc., Excelsior Venture Partners III, LLC and Excelsior Venture Investors III, LLC. He also serves on the board of directors of Tweedy, Browne Fund, Inc.	3

*	The “Fund Complex” consists of Excelsior Private Equity Fund II, Inc., Excelsior Venture Partners III, LLC, Excelsior Venture Investors III, LLC and Excelsior Directional Hedge Fund of Funds, LLC.
**	Mr. Hover is considered an “interested person”, as defined by the Investment Company Act of 1940, as amended, of the Company due to the fact that he holds securities of The Charles Schwab Corporation, a parent company of the Managing Investment Adviser.

Officers

Name, Address and Age	Position(s) Held with the Company	Length of Time Served	Principal Occupation During Past Five Years

Mr. Robert Aufenanger, 53 UST Advisers, Inc. 225 High Ridge Road Stamford, CT 06905	Treasurer and Secretary	Since April, 2003	Senior Vice President, U.S. Trust. Prior to U.S. Trust, Mr. Aufenanger worked as a consultant to various clients in the fund industry and prior to this was Chief Financial Officer for Icon Holdings Corp.

Mr. Leo P. Grohowski, 48 * United States Trust Company, National Association 114 W. 47th Street New York, NY 10036	Co-Chief Executive Officer	Since December, 2005	Mr. Grohowski is Executive Vice President and Chief Investment Officer of U.S. Trust. Prior to joining U.S. Trust in October, 2005, Mr. Grohowski was chief investment officer of Deutsche Asset Management Americas and Scudder Investments (2002-2005). From 1999-2002, Mr. Grohowski was chief investment officer of Deutsche Bank Private Banking. Prior to that, he worked at Bankers Trust where he served as a senior trust investment officer of the Private Bank and head of the U.S. Investment Strategy Group

Mr. Raghav V. Nandagopal, 44 UST Advisers, Inc. 225 High Ridge Road Stamford, CT 06905	Co-Chief Executive Officer	Since June, 2005	Senior Vice President, U.S. Trust. Prior to U.S. Trust, Mr. Nandagopal held positions at McKinsey & Company and AT&T Capital.

Mr. Lee A. Gardella, 39 UST Advisers, Inc. 225 High Ridge Road Stamford, CT 06905	Senior Vice President	Since March, 1998	Senior Vice President, U.S. Trust.

Mr. Hiam Arfa, 47 United States Trust Company, National Association 114 W. 47th Street New York, NY 10036	Chief Compliance Officer	Since October, 2006	Prior to joining U.S. Trust: Associate Director of Compliance, Bear Stearns Asset Management (11/2004-09/2006); and Vice President Regulatory Compliance, JP Morgan Asset Management (08/1998-11/2004).

All officers of the Company are employees and/or officers of the Managing Investment Adviser.

Officers of the Company are elected by the directors and hold office until they resign, are removed or are otherwise disqualified to serve.

*	On December 7, 2006, Mr. Grohowski resigned as the Company’s Co-Chief Executive Officer. On December 7, 2006, David Bailin was appointed by the Board of Directors to be the Company’s Co-Chief Executive Officer.

ITEM 11. EXECUTIVE COMPENSATION.

The information set forth under the captions "Election of Directors" and "Additional Information-Officers" in the Company's definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on March 15, 2007, which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 2006, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on March 15, 2007, which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 2006, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

(a)	The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are $80,650 for 2005 and $101,000 for 2006.

Audit-Related Fees

(b)	The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit of the registrant's financial statements and are not reported under paragraph (a) of this Item are $0 for 2005 and $0 for 2006.

Tax Fees

(c)	The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning are $0 for 2005 and $0 for 2006.

All Other Fees

(d)	The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in paragraphs (a) through (c) of this Item are $0 for 2005 and $0 for 2006.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. Financial Statements

The financial statements listed in Item 8, "Financial Statements and Supplementary Data," beginning on page 9 are filed as part of this report.

2. Financial Statement Schedules

The financial statement schedules listed in Item 8, "Financial Statements and Supplementary Data," beginning on page 9 are filed as part of this report.

3. Exhibits

Exhibit Number	Description
(3)(i)	Articles of Incorporation of the Company[1]

(3)(ii)	By-Laws of the Company[1]

(10.1)	Form of Management Agreement[2]

(10.2)	Form of Transfer Agency and Custody Agreement[3]

(10.3)	Investment Sub-Advisory Agreement dated as of December 21, 2001, among the Company, United States Trust Company of New York, U.S. Trust Company and U.S. Trust Company, N.A.[4]

(10.4)	Administration and Accounting Services Agreement dated January 1, 2002, between the Company and PFPC Inc.[4]

(10.5)	Custodian Services Agreement dated January 1, 2002, between the Company and PFPC Trust Company. [4]

(10.6)	Transfer Agency Services Agreement dated February 1, 2002, between the Company and PFPC Inc.[4]

(14)	Code of Ethics

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)(a)	Audit Committee Charter.

[1]	Incorporated by reference to the Company's Registration Statement on Form N-2, (File No. 333-23811), filed with the Securities Exchange Commission on March 24, 1997.
[2]	Incorporated by reference to the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on May 25, 2000.
[3]	Incorporated by reference to the Company's Registration Statement on Form N-2/A (File No. 333-23811), filed with the Securities and Exchange Commission on May 13, 1997.
[4]	Incorporated by reference to the Company's Quarterly Report on Form 10Q, as filed with the Securities and Exchange Commission on March 18, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCELSIOR PRIVATE EQUITY FUND II, INC.

	By:	/s/ David Bailin
Date: January 25, 2007		David Bailin
Co-Chief Executive Officer
(co-principal executive officer)

Date: January 25, 2007	By:	/s/ Raghav V. Nandagopal
Raghav V. Nandagopal
Co-Chief Executive Officer
(co-principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David Bailin	Co-Chief Executive Officer	January 25, 2007
David Bailin	(co-principal executive officer)

/s/ Raghav V. Nandagopal	Co-Chief Executive Officer	January 25, 2007
Raghav V. Nandagopal	(co-principal executive officer)

/s/ Robert F. Aufenanger	Treasurer	January 25, 2007
Robert F. Aufenanger	(principal financial officer)

/s/ John C. Hover II	Chairman of the Board and Director	January 25, 2007
John C. Hover II

/s/ Gene M. Bernstein	Director	January 25, 2007
Gene M. Bernstein

/s/ Stephen V. Murphy	Director	January 25, 2007
Stephen V. Murphy

/s/ Victor F. Imbimbo, Jr.	Director	January 25, 2007
Victor F. Imbimbo, Jr.