Form 10-Q
period 2007-01-31
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2007-03-16
CIK 1036052

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

As of March 1, 2007, there were 195,730 shares of the Registrant’s Common Stock, $.01 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments (Unaudited)

	January 31, 2007
	Value	% of Net Assets
PORTFOLIO STRUCTURE
INVESTMENTS:
MONEY MARKET INVESTMENTS	$24,291,284	49.05%
INVESTMENT COMPANIES	790,698	1.60%
PRIVATE INVESTMENT FUNDS	16,316,439	32.95%
PRIVATE COMPANIES	7,420,025	14.98%

TOTAL INVESTMENTS	48,818,446	98.58%
OTHER ASSETS & LIABILITIES (NET)	703,155	1.42%

NET ASSETS	$49,521,601	100.00%

Excelsior Private Equity Fund II, Inc. Portfolio of Investments

	October 31, 2006
	Value	% of Net Assets
PORTFOLIO STRUCTURE
INVESTMENTS:
MONEY MARKET INVESTMENTS	$23,003,123	46.73%
INVESTMENT COMPANIES	790,698	1.61%
PRIVATE INVESTMENT FUNDS	17,582,236	35.71%
PRIVATE COMPANIES	7,420,025	15.07%

TOTAL INVESTMENTS	48,796,082	99.12%
OTHER ASSETS & LIABILITIES (NET)	433,522	0.88%

NET ASSETS	$49,229,604	100.00%

Notes to Financial Statements are an integral part of these Financial Statements

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments January 31, 2007 (Unaudited)

Principal Amount		Acquisition Date ##	Value (Note 1)
MONEY MARKET INSTRUMENTS — 49.05%
$7,310,000	Federal Home Loan Bank Discount Note 5.05%, 02/01/07		$7,310,000
10,000,000	Federal Farm Credit Bureau Discount Note 5.14%, 02/05/07		9,994,289
7,000,000	Federal Home Loan Bank Discount Note 5.15%, 02/14/07		6,986,995

	TOTAL MONEY MARKET INSTRUMENTS (Cost $24,291,284)		24,291,284

PRIVATE INVESTMENT FUNDS #, @ — 32.95%

Ownership Percentage
	Buyout Funds – 14.60%
0.96%	Brentwood Associates III, LP	06/99-07/06	3,294,924
1.98%	Broadview Capital Partners, LP*	04/99-10/02	1,461,737
1.39%	Friedman, Fleischer & Lowe Capital Partners, LP	01/99-12/06	1,415,010
1.32%	Quad-C Partners V, LP*	04/98-10/02	1,056,284

			7,227,955
	Early Stage Venture Funds – 12.04%
1.71%	Advanced Technology Ventures V, LP	09/98-10/02	580,307
4.29%	Commonwealth Capital Ventures II, LP	01/99-10/02	1,476,739
3.96%	Communications Ventures III, LP	11/98-05/00	439,331
1.24%	Mayfield X, LP	06/99-05/02	828,240
0.62%	Mayfield X, Annex*	07/02-10/02	177,713
8.67%	Mid-Atlantic Venture Fund III, LP †	04/98-02/01	1,231,096
1.27%	Sevin Rosen Fund VI, LP	03/98-10/02	650,627
2.12%	Trinity Ventures VI, LP*	09/98-10/02	576,739

			5,960,792
	Varied Stage Venture Funds – 6.31%
2.63%	Brand Equity Ventures I, LP	03/98-10/01	481,902
2.55%	Morgenthaler Venture Partners V, LP	10/98-08/01	2,645,790

			3,127,692

	TOTAL PRIVATE INVESTMENT FUNDS (Cost $28,589,165)		16,316,439

Shares/ Par Value
PRIVATE COMPANIES # — 14.98%
Preferred Stocks @ —10.10%
Educational Services — 0.00%
75,059	Mosaica Education, Inc., Series C	08/01	—

Internet Services — Business — 10.10%
1,428,572	Clear Orbit, Inc., Series A †	06/00	5,000,013

	Total Preferred Stock (Cost $10,119,422)		5,000,013
Promissory Notes —4.88%
Biotechnology — 0.91%
$451,412	Metrigen, Inc., 6.00%, 9/01/2009 @	07/03	451,412

Educational Services — 3.97%
$686,415	Mosaica Education, Inc. Bridge Notes, 15.00%, 12/30/2007	02/01-08/01	686,415
$1,025,748	Mosaica Education, Inc. (Advantage Schools), 0.00%, 12/31/2007 @	02/01-08/01	1,025,748
$256,437	Mosaica Education, Inc. (ASI Texas LLC), 0.00%, 12/31/2007 @	02/01-08/01	256,437

			1,968,600

	Total Promissory Notes (Cost $2,420,012)		2,420,012

Notes to Financial Statements are an integral part of these Financial Statements

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments January 31, 2007 (Unaudited) — (continued)

Shares		Acquisition Date ##	Value (Note 1)
Warrants @ —0.00%
Biotechnology — 0.00%
62,326	Metrigen, Inc. (expiration December 2012)	07/03	$—

	Total Warrants (Cost $0)		—

	TOTAL PRIVATE COMPANIES (Cost $12,539,434)		7,420,025

PUBLIC COMPANIES @, # — 0.00%
Warrants —0.00%
Biotechnology — 0.00%
76,950	Curon Medical Inc. Warrants (expiration May 2007) (cost $0)	08/00	—
INVESTMENT COMPANIES —1.60%
790,698	Dreyfus Government Cash Management Fund (Cost $790,698)		790,698

TOTAL INVESTMENTS (Cost $66,210,581) —98.58%			48,818,446
OTHER ASSETS & LIABILITIES (NET) —1.42%			703,155

NET ASSETS —100.00%			$49,521,601

†	At January 31, 2007, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940, as amended. Total market value of affiliated securities owned at January 31, 2007 was $6,231,109.

#	Restricted as to public resale. Acquired between March 1998 and December 2006. Total cost of restricted securities at January 31, 2007 aggregated $41,128,599. Total market value of restricted securities owned at January 31, 2007 was $23,736,464 or 47.93% of net assets.

*	Contributions paid in advance as of 01/31/07 (Broadview Capital Partners L.P.—$342,914, Mayfield X Annex—$87,500, Quad-C Partners V, L.P.—$716,565, Trinity Ventures VI, L.P.—$86,249).

@	Non-income producing security.

##	Disclosure required for restricted securities.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments October 31, 2006

Principal Amount		Acquisition Date ##	Value (Note 1)
MONEY MARKET INSTRUMENTS —46.72%
$7,000,000	Federal Farm Credit Bank Discount Note 5.09%, 11/13/06		$6,988,123
2,000,000	Federal Farm Credit Bank Discount Note 5.07%, 11/01/06		2,000,000
4,000,000	Federal Home Loan Bank Discount Note 5.09%, 11/01/06		4,000,000
5,000,000	Federal Home Loan Bank Discount Note 5.07%, 11/01/06		5,000,000
5,015,000	Federal Home Loan Bank Discount Note 4.98%, 11/01/06		5,015,000

	TOTAL MONEY MARKET INSTRUMENTS (Cost $23,003,123)		23,003,123

PRIVATE INVESTMENT FUNDS #, @ — 35.72%
Ownership Percentage
	Buyout Funds – 16.39%
0.96%	Brentwood Associates III, LP	06/99-07/06	3,321,996
1.98%	Broadview Capital Partners, LP*	04/99-10/02	1,620,886
1.39%	Friedman, Fleischer & Lowe Capital Partners, LP	01/99-10/02	1,399,395
1.32%	Quad-C Partners V, LP*	04/98-10/02	1,728,415

			8,070,692
	Early Stage Venture Funds – 12.97%
1.71%	Advanced Technology Ventures V, LP	09/98-10/02	580,307
4.29%	Commonwealth Capital Ventures II, LP	01/99-10/02	1,476,739
3.96%	Communications Ventures III, LP	11/98-05/00	439,331
1.24%	Mayfield X, LP	06/99-05/02	867,697
0.62%	Mayfield X, Annex*	07/02-10/02	181,672
8.67%	Mid-Atlantic Venture Fund III, LP †	04/98-02/01	1,231,096
1.29%	Sevin Rosen Fund VI, LP	03/98-10/02	608,313
2.12%	Trinity Ventures VI, LP*	09/98-10/02	998,697

			6,383,852
	Varied Stage Venture Funds – 6.37%
2.63%	Brand Equity Ventures, LP	03/98-10/01	481,902
2.55%	Morgenthaler Venture Partners V, LP	10/98-08/01	2,645,790

			3,127,692

	TOTAL PRIVATE INVESTMENT FUNDS (Cost $29,246,072)		17,582,236

Shares
PRIVATE COMPANIES # — 15.07%
Preferred Stocks @ — 10.15%
Educational Services — 0.00%
75,059	Mosaica Education, Inc., Series C	08/01	—

Internet Services — Business — 10.15%
1,428,572	Clear Orbit, Inc., Series A †	06/00	5,000,013

	Total Preferred Stock (Cost $10,119,422)		5,000,013

Notes to Financial Statements are an integral part of these Financial Statements

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments at October 31, 2006 — (continued)

Shares /Par Value		Acquisition Date ##	Value (Note 1)
Promissory Notes —4.92%
Biotechnology — 0.92%
$451,412	Metrigen, Inc., 6.00%, 9/01/2009 @	07/03	$451,412

Educational Services — 4.00%
$686,415	Mosaica Education, Inc. Bridge Notes, 15.00%, 12/30/2007	02/01-08/01	686,415
$1,025,748	Mosaica Education, Inc. (Advantage Schools), 0.00%, 12/31/2007 @	02/01-08/01	1,025,748
$256,437	Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 12/31/2007 @	02/01-08/01	256,437
			1,968,600

	Total Promissory Notes (Cost $2,420,012)		2,420,012

Warrants @ —0.00%
Biotechnology — 0.00%
62,326	Metrigen, Inc. (expiration December, 2012)	07/03	—

	Total Warrants (Cost $0)		—

	TOTAL PRIVATE COMPANIES (Cost $12,539,434)		7,420,025
PUBLIC COMPANIES @, #, — 0.00%
Biotechnology — 0.00%
76,950	Curon Medical Inc. Warrants (expiration May, 2007) (Cost $0)	08/00	—
INVESTMENT COMPANIES —1.61%
790,698	Dreyfus Government Cash Management Fund (Cost $790,698)		790,698
TOTAL INVESTMENTS (Cost $65,579,327) —99.12%			48,796,082
OTHER ASSETS & LIABILITIES (NET) —0.88%			433,522

NET ASSETS —100.00%			$49,229,604

†	At October 31, 2006, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940, as amended. Total market value of affiliated securities owned at October 31, 2006 was $6,231,109.

#	Restricted as to public resale. Acquired between March 1998 and July, 2006. Total cost of restricted securities at October 31, 2006 aggregated $41,785,506. Total market value of restricted securities owned at October 31, 2006 was $25,002,261 or 50.79% of net assets.

*	Contributions paid in advance as of 10/31/06 (Broadview Capital Partners L.P.—$342,914, Mayfield X Annex—$87,500, Quad-C Partners V, L.P.—$716,565, Trinity Ventures VI, L.P.—$86,249).

@	Non-income producing security.

##	Disclosure required for restricted securities.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Assets and Liabilities

	January 31, 2007 (Unaudited)	October 31, 2006
ASSETS:
Unaffiliated Issuers, at value (Cost $ 57,429,423 and $56,798,169 respectively)	$42,587,337	$42,564,973
Affiliated Issuers, at value (Cost $8,781,158 and $8,781,158 respectively)	6,231,109	6,231,109

Investments, at value (Cost $66,210,581 and $65,579,327 respectively) (Note 1)	48,818,446	48,796,082
Cash	30,869	3,843
Receivable from investment adviser (Note 2)	153,144	193,634
Receivable for securities sold	228,563	—
Interest receivable	522,243	496,286
Other assets	15,015	1,458

Total Assets	49,768,280	49,491,303

LIABILITIES:
Management fees payable (Note 2)	121,983	124,418
Professional fees payable	49,620	80,000
Administration fees payable (Note 2)	15,212	15,086
Directors’ fees payable (Note 2)	30,000	22,000
Other payables	29,864	20,195

Total Liabilities	246,679	261,699

NET ASSETS	$49,521,601	$49,229,604

NET ASSETS consist of:
Accumulated net realized (loss) on investments	(37,979,134)	(38,684,984)
Net unrealized (depreciation) on investments	(17,392,134)	(16,783,245)
Undistributed net investment gain	195,036	—
Par value	1,957	1,957
Paid-in capital in excess of par value	104,695,876	104,695,876

Total Net Assets	$49,521,601	$49,229,604

Shares of Common Stock Outstanding ($0.01 par value, 200,000 authorized)	195,730	195,730
NET ASSET VALUE PER SHARE	$253.01	$251.52

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Operations (Unaudited)

	Three Months Ended January 31,
	2007	2006
INVESTMENT INCOME:
Interest income from unaffiliated investments	337,706	160,320
Dividend income	10,173	9,936

Total Investment Income	347,879	170,256

EXPENSES:
Managing investment adviser fees (Note 2)	121,983	133,004
Administration fees (Note 2)	25,500	24,750
Professional fees	118,383	43,588
Directors’ fees and expenses (Note 2)	22,000	19,500
Insurance expense	5,121	5,419
Miscellaneous expenses	13,000	6,833

Total Expenses	305,987	233,094

Expenses reimbursed by Managing Investment Adviser	(153,144)	(71,611)

Net Expenses	152,843	161,483

NET INVESTMENT INCOME	195,036	8,773

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS: (Note 1)
Net realized gain (loss) on unaffiliated investments	705,850	(1,744)
Net change in unrealized (depreciation) on investments	(608,889)	(189,366)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS	96,961	(191,110)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$291,997	$(182,337)

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statement of Changes in Net Assets (Unaudited)

	Three Months Ended January 31,
	2007	2006
OPERATIONS:
Net investment income	$195,036	$8,773
Net realized gain (loss) on investments	705,850	(1,744)
Net change in unrealized (depreciation) on investments	(608,889)	(189,366)

Net increase/(decrease) in net assets resulting from operations	291,997	(182,337)
DISTRIBUTIONS TO SHAREHOLDERS:
Distributions	—	—

NET INCREASE/(DECREASE) IN NET ASSETS	291,997	(182,337)
NET ASSETS:
Beginning of period	49,229,604	45,677,145

End of period (including accumulated net investment gain of $195,036 and $8,773 respectively)	$49,521,601	$45,494,808

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statement of Cash Flows (Unaudited)

	Three Months Ended January 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase/(decrease) in net assets resulting from operations	$291,997	$(182,337)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:	—	—
Net change in unrealized (appreciation)/depreciation on investments	608,889	189,366
Sale/(purchase) of short-term investments—Net	(1,288,161)	(2,222,527)
Purchase of investments	(15,615)	(288,119)
Proceeds received from the sale of investments and distributions received from private investment funds	1,378,373	1,824,109
Net realized loss (gain) on investments	(705,850)	1,744
Decrease in receivable from investment adviser	40,490	11,624
Increase in interest receivable	(25,957)	(21,981)
Increase (decrease) in other assets	(242,120)	745,890
Decrease in management fees payable	(2,435)	(5,645)
Increase/(Decrease) in directors’ fees payable	8,000	(1,500)
Decrease in professional, administration and other expenses payable	(20,585)	(47,197)

Net cash provided by operating activities	27,026	3,427

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Distribution to Shareholders	—	—

Net cash used in financing activities	—	—

Net Increase/(decrease) in cash	27,026	3,427

Cash at beginning of period	3,843	—

Cash at end of period	$30,869	$3,427

SUPPLEMENTAL INFORMATION:
Non-cash distributions received from Private Investment Funds	426,732	—

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Financial Highlights—Selected Per Share Data and Ratios (Unaudited)

Per Share Operating Performance (1)

	Three Months Ended January 31, 2007	Three Months Ended January 31, 2006
NET ASSET VALUE, BEGINNING OF PERIOD.	$251.52	$233.37
INCOME FROM INVESTMENT OPERATIONS:
Net investment income	1.00	0.05
Net realized and unrealized gain (loss) on investments	0.49	(0.98)

Total from investment operations	1.49	(0.93)

DISTRIBUTIONS TO SHAREHOLDERS:
Return of Capital Distribution	—	—

NET INCREASE/(DECREASE) IN NET ASSETS:	1.49	(0.93)

NET ASSET VALUE, END OF PERIOD	$253.01	$232.44

TOTAL NET ASSET VALUE RETURN (3) (4).	0.59%	(0.40)%
Ratios and supplemental data: (6)
Net assets, end of period (thousands)	$49,522	$45,495
Ratios to average net assets (2)
Gross expenses (5)	2.48%	2.05%
Net expenses	1.24%	1.42%
Net investment gain/loss	1.58%	0.08%
Portfolio turnover (3)	0.06%	0.00%

(1)	For a share outstanding throughout the period.

(2)	Annualized.

(3)	Not annualized.

(4)	Total net asset value return based on per share net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company’s shares were issued in a private placement and are not traded. Therefore, market value total investment return is not presented.

(5)	Expense ratio before waiver of fees and reimbursement of expenses by Managing Investment Adviser.

(6)	Income and expense ratio do not reflect the company’s proportionate share of net investment income (loss) and expenses, including any performance-based fees, of the Private Investment Funds.

Notes to Financial Statements are an integral part of these Financial Statements.

EXCELSIOR PRIVATE EQUITY FUND II, INC.

NOTES TO FINANCIAL STATEMENTS

January 31, 2007

Note 1 — Significant Accounting Policies

Excelsior Private Equity Fund II, Inc. (the “Company”) was incorporated under the laws of the State of Maryland on March 20, 1997, and is a non-diversified, closed-end management investment company that has elected to be treated as a business development company or “BDC” under the Investment Company Act of 1940, as amended. The duration of the Company is ten years (subject to two 2-year extensions) from the final subscription closing which occurred on November 19, 1997.

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

The interim financial data as of January 31, 2007 and for the three months ended January 31, 2007 and January 31, 2006 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

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

The valuation of the Company’s Private Investment Funds is based upon its pro-rata share of the value of the net assets of a Private Investment Fund as determined by such Private Investment Fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company’s investments in Private Investment Funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Managing Investment Adviser, the Managing Investment Adviser, under the supervision of the Board of Directors, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any. The valuation of the Company’s Private Investment Funds also includes capital contributions to such Private Investment Funds made in advance of remaining capital commitments being called by the Private Investment Funds’ respective general partners. At January 31, 2007 and October 31, 2006, these contributions paid in advance totaled $1,233,228 and $1,233,228, and are included in investments on the statement of assets and liabilities. These contributions paid in advance are non-income producing.

At January 31, 2007 and October 31, 2006, market quotations were not readily available for securities valued at $23,736,464 or 47.93% of net assets and $25,002,261 or 50.79% of net assets, respectively. Such securities were valued by the Managing Investment Adviser under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

The Company has unused capital loss carryforwards of approximately $57,037,828 available for income tax purposes, to be applied against future net realized gains, if any, after October 31, 2006. If not applied, $8,378,322 of the carryover will expire in 2009, $13,721,422 will expire in 2010, and $18,471,137 will expire in 2011, and $5,855,841 will expire in 2012 and $10,611,106 will expire in 2013.

The tax character of distributions paid may differ from the character of distributions shown on the statement of changes in net assets due to tax treatment of certain distributions. No distributions were made in the quarters ended January 31, 2007 and January 31, 2006.

The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of January 31, 2007 and October 31, 2006, the Company had not received information to determine the tax cost of the Private Investment Funds as of January 31, 2007 and October 31, 2006, and therefore to determine the Company’s unrealized gain or loss on a tax basis. At January 31, 2007, the estimated cost of all other investments for federal tax purposes was $37,621,416, and those investments had a tax basis net unrealized depreciation of $5,119,409, consisting of gross appreciation of $13 and gross depreciation of $5,119,422. At October 31, 2006, the estimated cost of all other investments for federal tax purposes was $36,333,255 and those investments had a tax basis net unrealized depreciation of $5,119,409, consisting of gross appreciation of $13 and gross depreciation of $5,119,422.

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

Under the Agreement, for the services provided, the Managing Investment Adviser is entitled to receive a management fee at the annual rate of 1.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested or committed to be invested in Private Companies or Private Investment Funds and equal to an annual rate of 0.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested in short-term investments and are not committed to Private Companies or Private Investment Funds. As of January 31, 2007 and 2006, $121,983 and $133,148, respectively, was payable to the Managing Investment Adviser.

In addition to the management fee, the Company has agreed to pay the Managing Investment Adviser an incentive fee in an amount equal to 20% of the cumulative realized capital gains (net of realized capital losses and unrealized capital depreciation) on investments other than Private Investment Funds, less the aggregate amount of incentive fee payments in prior years. If the amount of the incentive fee in any year is a negative number, or cumulative net realized gains less unrealized capital depreciation at the end of any year is less than such amount calculated at the end of the previous year, the Managing Investment Adviser will be required to repay the Company all or a portion of the incentive fee previously paid. During the quarters ended January 31, 2007 and October 31, 2006, respectively, no incentive fee was earned by the Managing Investment Adviser.

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

The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25% of the Company’s average net assets. This reimbursement amounted to $153,144 and $71,611, for the periods ended January 31, 2007 and January 31, 2006, respectively.

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

On January 29, 2007 the Board received a letter from D&T indicating that D&T will no longer serve as the Company’s Independent Registered Public Accounting Firm. On January 29, 2007 the Company engaged PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending October 31. 2007, replacing the Company’s prior Independent Registered Public Accounting Firm. This action was taken pursuant to resolutions of the Board, including the directors who are not “interested persons” as defined in Section 2(a) (19) of the 1940 Act, acting on the recommendation of its Audit Committee.

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

UST Advisers, Inc. will continue to serve as the Managing Investment Adviser to the Company after the Sale. However, due to the change in ownership of the UST Advisers, Inc., the Sale may have the effect of terminating the existing investment advisory agreement between the Company and UST Advisers, Inc. Accordingly, it is anticipated that UST Advisers, Inc. will enter into a new investment advisory agreement with the Company upon consummation of the Sale (the “New Advisory Agreement”). The Board of Directors approved the New Advisory Agreement at its special meeting held on January 11, 2007. The proposed New Advisory Agreement was submitted to the shareholders of the Company for approval and a proxy statement providing further details with respect to the Sale and the proposed New Advisory Agreement was mailed to the shareholders of the Company on or about February 8, 2007. At the annual shareholder meeting held on March 15, 2007, the shareholders of the Company approved the New Advisory Agreement and reelected the current members of the Board of Directors.

Note 3 — Purchases and Sales of Securities

Excluding short-term investments, the Company’s purchases and sales of securities for the three month periods ended January 31, 2007, and January 31, 2006 were as follows:

Three-Month Period Ended January 31,	Purchases ($)	Proceeds ($)
2007	15,615	1,378,373
2006	288,119	1,824,109

Note 4 — Transactions with Affiliated Portfolio Companies

An affiliated company is a company in which the Company has ownership of over 5% of the voting securities. No dividend income was received from affiliated companies during the quarter ended January 31, 2007 and the year ended October 31, 2006. Transactions with companies which are or were affiliates are as follows:

Name of Investment	Shares/ Principal Amount/ Percentage Held at October 31, 2006	October 31, 2006 Value	For the Three Months Ended January 31, 2007				Shares/ Principal Amount/ Percentage Held at January 31, 2007	January 31, 2007 Value (Note 1)
			Conversion Cost	Sales/ Conversion Proceeds	Interest	Realized Gain (Loss)
Affiliated Companies
Mid- Atlantic Venture Fund III, LP	8.67%	$1,231,096	$—	$—	$—	$—	8.67%	$1,231,096
Clear Orbit Inc., Preferred Series A	1,428,572	5,000,013	—	—	—	—	1,428,572	5,000,013

Total Non Controlled Affiliates		$6,231,109	$—	$—	$—	$—		$6,231,109

Name of Investment	Shares/ Principal Amount/ Percentage Held at October 31, 2005	October 31, 2005 Value	For the Year Ended October 31, 2006				Shares/ Principal Amount/ Percentage Held at October 31, 2006	October 31, 2006 Value (Note 1)
			Conversion Cost	Sales/ Conversion Proceeds	Interest	Realized Gain (Loss)
Affiliated Companies
Mid- Atlantic Venture Fund III, LP	8.69%	$1,660,025	$—	$576,963	$—	$—	8.67%	$1,231,096
Clear Orbit Inc., Preferred Series A	1,428,572	5,000,013	—	—	—	—	1,428,572	5,000,013

Total Non Controlled Affiliates		$6,660,038	$—	$576,963	—	—		$6,231,109

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

Note 8 — Liquidity and Potential Sale Transaction

In September 2006, the Company commenced and currently continues a process which may result in the sale of substantially all its assets (a “Potential Sale Transaction”). There is no assurance that the Company will enter into a Potential Sale Transaction, or if such transaction does occur, what the proceeds will be or the timing of the consummation of a Potential Sale Transaction. Any such transaction would be subject to the approval of the Board of Directors and shareholders of the Company.

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

UST Advisers, Inc. will continue to serve as the Managing Investment Adviser to the Company after the Sale. However, due to the change in ownership of the UST Advisers, Inc., the Sale may have the effect of terminating the existing investment advisory agreement between the Company and UST Advisers, Inc. Accordingly, it is anticipated that UST Advisers, Inc. will enter into a new investment advisory agreement with the Company upon consummation of the Sale (the “New Advisory Agreement”). The Board of Directors approved the New Advisory Agreement at its special meeting held on January 11, 2007. The proposed New Advisory Agreement was submitted to the shareholders of the Company for approval and a proxy statement providing further details with respect to the Sale and the proposed New Advisory Agreement was mailed to the shareholders of the Company on or about February 8, 2007. At the annual shareholder meeting held on March 15, 2007, the shareholders of the Company approved the New Advisory Agreement and reelected the current members of the Board of Directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three-month Period Ended January 31, 2007 as Compared to the Similar Period in 2006

Realized and Unrealized Gains and Losses from Portfolio Investments

For the three-month periods ended January 31, 2007 and 2006, the Company had a net realized loss/gain on security transactions of $705,850 and ($1,744), respectively. For the three-month periods ended January 31, 2007 and 2006, the Company had a net (increase)/decrease in unrealized (depreciation) on investments of ($608,889) and ($189,366), respectively. The net realized loss for the period ended January 31, 2007 was primarily the result of distribution received from the Company’s private investment funds. The net realized loss for the period ended January 31, 2006 was primarily the result of the sale of stock received as a result of a distributions from one of the Company’s private investment funds, Sevin Rosen VI, LP.

The net change in unrealized depreciation for the period ended January 31, 2007 was the result of a decrease in the valuation of the private investment funds. The net change in unrealized depreciation for the period ended January 31, 2006 was the result of a decrease in the valuation of the private investment funds.

Investment Income and Expenses

For the three-month period ended January 31, 2007, the Company had investment income of $347,879 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser (as defined below), of $152,843, resulting in a net investment income of $195,036. In comparison, the Company had investment income of $170,256 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser of $161,483, resulting in net investment income of $8,773 for the three-month period ended January 31, 2006. There was an increase in investment income during the period ended January 31, 2007 in comparison to investment income earned during the period ended January 31, 2006 due to an increase in interest income paid by short-term securities and the additional purchase of interest bearing affiliated investments held by the Company. Also, the reimbursement of expense increased as a result of higher expense level.

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

For the three-month periods ended January 31, 2007 and 2006, the Managing Investment Adviser and the former Managing Investment Adviser earned $121,983 and $133,004 in management fees, respectively. In addition, for the three-month periods ended January 31, 2007 and 2006, the change in allowance for the management incentive fee was $0 and $0, respectively. The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25%, on an annual basis, of the Company’s average net assets. For the three-month periods ended January 31, 2007 and 2006, the Managing Investment Adviser and the former Managing Investment Adviser reimbursed other operating expenses of the Company in the amounts of $153,144 and $71,611, respectively, as a result of expenses incurred in excess of these limits.

Net Assets

At January 31, 2007, the Company’s net assets were $49,521,601 or a net asset value per common share of $253.01 This represents an increase of $291,997 from net assets of $49,229,604, or a net asset value per common share of $251.52, at October 31, 2006. The decrease in net assets during the period is principally due to the i) the net change in unrealized depreciation of ($608,889) on investments as described above, ii) net realized gain on investments of $705,850 as described above and iii) net investment gain of $195,036 as described above.

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

At January 31, 2007, the Company held $30,689 in cash and $25,081,982 in short-term investments as compared to $3,843 in cash and $23,793,821 in short-term investments at October 31, 2006. The increase in cash and short-term investments during the period is the result of distributions received in the form of both cash and stock from its private investment funds during the period ended January 31, 2007. Proceeds from the distributions totaled $1,378,373. In connection with the Company’s commitments to private investment funds, a total of $58,250,000 has been contributed by the Company through January 31, 2007. The Company has no additional capital commitment obligations, with the exception of recallable distributions to the private funds it has invested in. The Company contributed $15,615, which is a recallable distribution from Friedman Fleisher and Lowe, L.P, during the three-month period ended January 31, 2007.

The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs.

In September 2006, the Company commenced and currently continues a process which may result in the sale of substantially all its assets (a “Potential Sale Transaction”). There is no assurance that the Company will enter into a Potential Sale Transaction, or if such transaction does occur, what the proceeds will be or the timing of the consummation of a Potential Sale Transaction. Any such transaction would be subject to the approval of the Board of Directors and shareholders of the Company.

Application of Critical Accounting Policies

Under the supervision of the Company’s Valuation and Audit Committees, consisting of the independent directors of the Company, the Managing Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company’s financial condition because in total, they currently represent 48.19% of the Company’s net assets at January 31, 2007. For the private investments held at January 31, 2007, changes to these estimates, i.e. changes in the valuations of these private investments, resulted in a $0.6 million decrease in net asset value.

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

Equity Price Risk

A majority of the Company’s investment portfolio consists of equity securities in private companies and private investment funds, representing 48.19% of the Company’s net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk normally associated with public equity markets. At January 31, 2007 and at October 31, 2006, the Company was not subject to equity price risk normally associated with public equity markets, except to the extent that the private investment funds that the Company has invested in has, from time to time, interests in securities which may be publicly traded.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of January 31, 2007 (the end of the period covered by this report), the Company’s principal executive officers and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e))

and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

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

On November 30, 2006, the Company filed a Current Report on Form 8-K to report under Item 8.01 certain disclosures.

On December 11, 2006, the Company filed a Current Report on Form 8-K to report under Item 5.02 a departure of the co-chief executive officer and the appointment of a co-chief executive officer.

On December 15, 2006, the Company filed a Current Report on Form 8-K to report under Item 8.01 certain disclosures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCELSIOR PRIVATE EQUITY FUND II, INC.

Date: March 16, 2007	By:	/s/ David R. Bailin
David R. Bailin
Co-Chief Executive Officer

Date: March 16, 2007	By:	/s/ Raghav V. Nandagopal
Raghav V. Nandagopal
Co-Chief Executive Officer

Date: March 16, 2007	By:	/s/ Robert F. Aufenanger
Robert F. Aufenanger
Treasurer
(Principal Financial Officer)