Form 10-Q
period 2007-04-30
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2007-06-14
CIK 1036052

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

As of April 30, 2007, there were 195,730 shares of the Registrant’s Common Stock, $.01 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments (Unaudited)

	April 30, 2007
PORTFOLIO STRUCTURE	Value	% of Net Assets
SHORT-TERM INVESTMENTS:
MONEY MARKET INVESTMENTS	$29,133,729	54.53%
INVESTMENT COMPANIES	790,698	1.48%
PRIVATE INVESTMENT FUNDS	15,252,281	28.54%
PRIVATE COMPANIES	7,420,025	13.89%

TOTAL INVESTMENTS	52,596,733	98.44%
OTHER ASSETS & LIABILITIES (NET)	833,268	1.56%

NET ASSETS	$53,430,001	100.00%

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments (Audited)

	October 31, 2006
PORTFOLIO STRUCTURE	Value	% of Net Assets
SHORT-TERM INVESTMENTS:
MONEY MARKET INVESTMENTS	$23,003,123	46.72%
INVESTMENT COMPANIES	790,698	1.61%
PRIVATE INVESTMENT FUNDS	17,582,236	35.72%
PRIVATE COMPANIES	7,420,025	15.07%

TOTAL INVESTMENTS	48,796,082	99.12%
OTHER ASSETS & LIABILITIES (NET)	433,522	0.88%

NET ASSETS	$49,229,604	100.00%

The accompanying notes are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments April 30, 2007 (Unaudited)

Principal Amount		Acquisition Date(s) ##	Value (Note 1)
MONEY MARKET INSTRUMENTS — 54.53%
$6,000,000	Federal Home Loan Bank Discount Note 5.14%, 05/09/07		$5,993,147
$11,000,000	Federal Home Loan Bank Discount Note 5.12%, 05/23/07		10,965,582
$12,175,000	Federal Home Loan Bank Discount Note 5.06%, 05/01/07		12,175,000

	TOTAL MONEY MARKET INSTRUMENTS (Cost $29,133,729)		29,133,729

Ownership Percentage
PRIVATE INVESTMENT FUNDS #, @ — 28.54%
	Buyout Funds – 10.95%
0.96%	Brentwood Associates III, LP	06/99-07/06	2,627,179
1.98%	Broadview Capital Partners, LP	04/99-10/02	839,403
1.39%	Friedman, Fleischer & Lowe Capital Partners, LP	01/99-10/02	1,411,882
1.39%	Quad-C Partners V, LP	04/98-10/02	973,460

			5,851,924
	Early Stage Venture Funds – 7.86%
1.71%	Advanced Technology Ventures V, LP	09/98-10/02	585,042
3.85%	Communications Ventures III, LP	11/98-05/00	646,106
1.24%	Mayfield X, LP	06/99-05/02	900,584
0.62%	Mayfield X, Annex	07/02-10/02	115,367
8.66%	Mid-Atlantic Venture Fund III, LP †	04/98-02/01	1,216,476
1.27%	Sevin Rosen Fund VI, LP	03/98-10/02	630,434
2.08%	Trinity Ventures VI, LP	09/98-10/02	108,242

			4,202,251
	Varied Stage Venture Funds – 9.73%
2.34%	Morgenthaler Venture Partners V, LP	10/98-08/01	4,746,768
2.58%	Brand Equity Ventures I, LP	03/98-10/01	451,338

			5,198,106

	TOTAL PRIVATE INVESTMENT FUNDS (Cost $26,048,142)		15,252,281

Shares/Par Value
PRIVATE COMPANIES # — 13.89%
Preferred Stocks @ —9.36%
Educational Services — 0.00%
75,059	Mosaica Education, Inc., Series C	08/01	—

Internet Services Business — 9.36%
1,428,572	Clear Orbit, Inc., Series A †	06/00	5,000,013

	Total Preferred Stock (Cost $10,119,422)		5,000,013

Promissory Notes — 4.53%
Biotechnology — 0.85%
$451,412	Metrigen, Inc., 6.00%, 9/01/2009	07/03	451,412

Educational Services — 3.68%
$686,415	Mosaica Education, Inc. Bridge Notes, 15.00%, 12/30/2007	02/01-08/01	686,415
$1,025,748	Mosaica Education, Inc. (Advantage Schools), 0.00%, 12/31/2007@	02/01-08/01	1,025,748
$256,437	Mosaica Education, Inc. (ASI Texas LLC), 0.00%, 12/31/2007@	02/01-08/01	256,437

			1,968,600
	Total Promissory Notes (Cost $2,420,012)		2,420,012

The accompanying notes are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments April 30, 2007 (Unaudited) — (continued)

Shares		Acquisition Date(s) ##	Value (Note 1)
Warrants @ —0.00%
Biotechnology — 0.00%
62,326	Metrigen, Inc. (expiration December 2012)	07/03	$—

	Total Warrants (Cost $0)		—

	TOTAL PRIVATE COMPANIES (Cost $12,539,434)		7,420,025

PUBLIC COMPANIES @, # — 0.00%
Warrants — 0.00%
Biotechnology — 0.00%
76,950	Curon Medical Inc. Warrants (expiration May 2007) (cost $0)	08/00	—

INVESTMENT COMPANIES —1.48%
790,698	Dreyfus Government Cash Management Fund (Cost $790,698)		790,698

TOTAL INVESTMENTS (Cost $68,512,003) — 98.44%			52,596,733
OTHER ASSETS & LIABILITIES (NET) — 1.56%			833,268

NET ASSETS — 100.00%			$53,430,001

†	At April 30, 2007, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940, as amended. Total value of affiliated securities owned at April 30, 2007 was $6,216,489.

#	Restricted as to public resale. Total cost of restricted securities at April 30, 2007 aggregated $38,587,576.

Total value of restricted securities owned at April 30, 2007 was $22,672,306 or 42.43% of net assets.

@	Non-income producing security.

##	Disclosure required for restricted securities.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments October 31, 2006 (Audited)

Principal Amount		Acquisition Date(s) ##	Value (Note 1)
MONEY MARKET INSTRUMENTS — 46.72%
$7,000,000	Federal Farm Credit Bank Discount Note 5.09%, 11/13/06		$6,988,123
$2,000,000	Federal Farm Credit Bank Discount Note 5.07%, 11/01/06		2,000,000
$4,000,000	Federal Home Loan Bank Discount Note 5.09%, 11/01/06		4,000,000
$5,000,000	Federal Home Loan Bank Discount Note 5.07%, 11/01/06		5,000,000
$5,015,000	Federal Home Loan Bank Discount Note 4.98%, 11/01/06		5,015,000

	TOTAL MONEY MARKET INSTRUMENTS (Cost $23,003,123)		23,003,123

Ownership Percentage
PRIVATE INVESTMENT FUNDS #, @ — 35.72%
	Buyout Funds – 16.39%
0.96%	Brentwood Associates III, LP	06/99-07/06	3,321,996
1.98%	Broadview Capital Partners, LP*	04/99-10/02	1,620,886
1.39%	Friedman, Fleischer & Lowe Capital Partners, LP	01/99-10/02	1,399,395
1.32%	Quad-C Partners V, LP*	04/98-10/02	1,728,415

			8,070,692
	Early Stage Venture Funds – 12.97%
1.71%	Advanced Technology Ventures V, LP	09/98-10/02	580,307
4.29%	Commonwealth Capital Ventures II, LP	01/99-10/02	1,476,739
3.96%	Communications Ventures III, LP	11/98-05/00	439,331
1.24%	Mayfield X, LP	06/99-05/02	867,697
0.62%	Mayfield X, Annex*	07/02-10/02	181,672
8.67%	Mid-Atlantic Venture Fund III, LP †	04/98-02/01	1,231,096
1.29%	Sevin Rosen Fund VI, LP	03/98-10/02	608,313
2.12%	Trinity Ventures VI, LP*	09/98-10/02	998,697

			6,383,852
	Varied Stage Venture Funds – 6.37%
2.63%	Brand Equity Ventures, LP	03/98-10/01	481,902
2.55%	Morgenthaler Venture Partners V, LP	10/98-08/01	2,645,790

			3,127,692

	TOTAL PRIVATE INVESTMENT FUNDS (Cost $29,246,072)		17,582,236

Shares
PRIVATE COMPANIES # — 15.07%
Preferred Stocks @ — 10.15%
Educational Services — 0.00%
75,059	Mosaica Education, Inc., Series C	08/01	—

Internet Services — Business — 10.15%
1,428,572	Clear Orbit, Inc., Series A †	06/00	5,000,013

	Total Preferred Stock (Cost $10,119,422)		5,000,013

The accompanying notes are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments at October 31, 2006 (Audited) — (continued)

Shares / Par Value		Acquisition Date(s) ##	Value (Note 1)
Promissory Notes —4.92%
Biotechnology — 0.92%
$451,412	Metrigen, Inc., 6.00%, 9/01/2009	07/03	$451,412

Educational Services — 4.00%
$686,415	Mosaica Education, Inc. Bridge Notes, 15.00%, 12/30/2007	02/01-08/01	686,415
$1,025,748	Mosaica Education, Inc. (Advantage Schools), 0.00%, 12/31/2007 @	02/01-08/01	1,025,748
$256,437	Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 12/31/2007 @	02/01-08/01	256,437

			1,968,600

	Total Promissory Notes (Cost $2,420,012)		2,420,012

Warrants @ — 0.00%
Biotechnology — 0.00%
62,326	Metrigen, Inc. (expiration December, 2012)	07/03	—

	Total Warrants (Cost $0)		—

	TOTAL PRIVATE COMPANIES (Cost $12,539,434)		7,420,025

PUBLIC COMPANIES @, #, — 0.00%
Biotechnology — 0.00%
76,950	Curon Medical Inc. Warrants (expiration May, 2007) (Cost $0)	08/00	—

INVESTMENT COMPANIES —1.61%
790,698	Dreyfus Government Cash Management Fund (Cost $790,698)		790,698
TOTAL INVESTMENTS (Cost $65,579,327) — 99.12%			48,796,082
OTHER ASSETS & LIABILITIES (NET) — 0.88%			433,522

NET ASSETS —100.00%			$49,229,604

†	At October 31, 2006, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940, as amended. Total market value of affiliated securities owned at October 31, 2006 was $6,231,109.

#	Restricted as to public resale. Acquired between March 1998 and July, 2006. Total cost of restricted securities at October 31, 2006 aggregated $41,785,506. Total market value of restricted securities owned at October 31, 2006 was $25,002,261 or 50.79% of net assets.

*	Contributions paid in advance as of 10/31/06 (Broadview Capital Partners L.P. - $342,914, Mayfield X Annex - $87,500, Quad-C Partners V, L.P. - $716,565, Trinity Ventures VI, L.P. - $86,249).

@	Non-income producing security.

##	Disclosure required for restricted securities.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Assets and Liabilities

	April 30, 2007 (Unaudited)	October 31, 2006 (Audited)
ASSETS:
Unaffiliated Issuers, at value (Cost $59,730,845 and $56,798,169 respectively)	$46,380,244	$42,564,973
Affiliated Issuers, at value (Cost $8,781,158 and $8,781,158 respectively)	6,216,489	6,231,109

Investments, at value (Cost $68,512,003 and $65,579,327 respectively) (Note 1)	52,596,733	48,796,082
Cash and cash equivalents (Note 1)	2,833	3,843
Receivable from Managing Investment Adviser (Note 2)	494,348	193,634
Receivable for securities sold	177,164	—
Interest receivable	547,457	496,286
Other assets	12,003	1,458

Total Assets	53,830,538	49,491,303

LIABILITIES:
Management fees payable (Note 2)	245,840	124,418
Professional fees payable	77,370	80,000
Administration fees payable (Note 2)	23,701	15,086
Directors’ fees payable (Note 2)	31,500	22,000
Accrued expenses and other payables	22,126	20,195

Total Liabilities	400,537	261,699

NET ASSETS	$53,430,001	$49,229,604

NET ASSETS consist of:
Accumulated net realized (loss) on investments	(35,760,092)	(38,684,984)
Accumulated net unrealized (depreciation) on investments	(15,915,270)	(16,783,245)
Accumulated net investment income	407,530	—
Par value	1,957	1,957
Paid-in capital in excess of par value	104,695,876	104,695,876

Total Net Assets	$53,430,001	$49,229,604

Shares of Common Stock Outstanding ($0.01 par value, 200,000 authorized)	195,730	195,730
NET ASSET VALUE PER SHARE	$272.98	$251.52

The accompanying notes are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Operations (Unaudited)

	Six Months Ended April 30,
	2007	2006
INVESTMENT INCOME:
Interest income from unaffiliated investments	$696,581	$351,943
Dividend income	20,198	17,882

Total Investment Income	716,779	369,825

EXPENSES:
Managing Investment Adviser fees (Note 2)	245,840	255,949
Administration fees (Note 2)	51,000	49,000
Professional fees	426,682	121,834
Directors’ fees and expenses (Note 2)	44,000	34,130
Insurance expense	10,075	10,661
Miscellaneous expenses	26,000	26,665

Total Expenses	803,597	498,239

Expenses reimbursed by Managing Investment Adviser	(494,348)	(186,079)

Net Expenses	309,249	312,160

NET INVESTMENT INCOME	407,530	57,665

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS: (Note 1)
Net realized gain on unaffiliated investments	2,924,892	784,682
Net change in unrealized appreciation/(depreciation) on investments	867,975	(2,756,134)

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS	3,792,867	(1,971,452)

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$4,200,397	$(1,913,787)

The accompanying notes are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Operations (Unaudited)

	Three Months Ended April 30,
	2007	2006
INVESTMENT INCOME:
Interest income from unaffiliated investments	$358,875	$191,623
Dividend income	10,025	7,946

Total Investment Income	368,900	199,569

EXPENSES:
Managing Investment Adviser fees (Note 2)	123,857	122,945
Administration fees (Note 2)	25,500	24,250
Professional fees	308,299	78,246
Directors’ fees and expenses (Note 2)	22,000	14,630
Insurance expense	4,954	5,242
Miscellaneous expenses	13,000	19,832

Total Expenses	497,610	265,145

Expenses reimbursed by Managing Investment Adviser	(341,204)	(114,468)

Net Expenses	156,406	150,677

NET INVESTMENT INCOME	212,494	48,892

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS: (Note 1)
Net realized gain on unaffiliated investments	2,219,041	786,426
Net change in unrealized appreciation/(depreciation) on investments	1,476,865	(2,566,768)

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS	3,695,906	(1,780,342)

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$3,908,400	$(1,731,450)

The accompanying notes are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Changes in Net Assets (Unaudited)

	Six Months Ended April 30,
	2007	2006
OPERATIONS:
Net investment income	$407,530	$57,665
Net realized gain on unaffiliated investments	2,924,892	784,682
Net change in unrealized appreciation/(depreciation) on investments	867,975	(2,756,134)

Net increase/(decrease) in net assets resulting from operations	4,200,397	(1,913,787)
DISTRIBUTIONS TO SHAREHOLDERS:
Distributions	—	—

NET INCREASE/(DECREASE) IN NET ASSETS	4,200,397	(1,913,787)
NET ASSETS:
Beginning of period	49,229,604	45,677,145

End of period (including accumulated net investment income of $407,530 and $57,665, respectively)	$53,430,001	$43,763,358

The accompanying notes are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Statements of Cash Flows (Unaudited)

	Six Months Ended April 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase/(decrease) in net assets resulting from operations	$4,200,397	$(1,913,787)
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash (used in)/provided by operating activities:
Net change in unrealized (appreciation)/depreciation on investments	(867,975)	2,756,134
Purchase of short-term investments - Net	(6,130,606)	(3,550,605)
Purchase of investments	(15,615)	(288,119)
Proceeds received from the sale of investments and distributions received from private investment funds	6,138,436	3,162,178
Net realized (gain) on investments	(2,924,891)	(784,682)
(Increase)/decrease in receivable from managing investment adviser	(300,714)	(31,255)
(Increase)/decrease in interest receivable	(51,171)	(53,806)
(Increase)/decrease in receivable for securities sold	(177,164)	760,138
(Increase)/decrease in other assets	(10,545)	(8,928)
Increase/(decrease) in management fee payable	121,422	(15,848)
(Decrease) in professional fees payable	(2,630)	(29,687)
Increase/(decrease) in administration fees payable	8,615	(582)
Increase in directors’ fees payable	9,500	4,130
Increase/(decrease) in other expenses payable	1,931	(3,298)

Net cash (used in)/provided by operating activities	(1,010)	1,983

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution	—	—

Net cash used in financing activities	—	—

Net (decrease)/ increase in cash	(1,010)	1,983

Cash and cash equivalents at beginning of period	3,843	—

Cash and cash equivalents at end of period	$2,833	$1,983

The accompanying notes are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Financial Highlights—Selected Per Share Data and Ratios (Unaudited)

Per Share Operating Performance (1)

	Six Months Ended April 30, 2007	Six Months Ended April 30, 2006
NET ASSET VALUE, BEGINNING OF PERIOD	$251.52	$233.37
INCOME FROM INVESTMENT OPERATIONS:
Net investment income	2.08	0.29
Net realized and unrealized gain/(loss) on investments	19.38	(10.07)

Net increase/(decrease) per unit in net assets resulting from operations	21.46	(9.78)

FINANCING ACTIVITIES
Distribution to Members	—	—

NET INCREASE/(DECREASE) IN NET ASSETS:	21.46	(9.78)

NET ASSET VALUE, END OF PERIOD	$272.98	$223.59

TOTAL NET ASSET VALUE RETURN (3),(4)	8.53%	(4.19)%

Ratios and supplemental data: (6)
Net assets, end of period (thousands)	$53,430	$43,763
Ratios to average net assets (2)
Gross expenses (5)	3.17%	2.22%
Net expenses	1.22%	1.39%
Net investment gain/loss	1.61%	0.26%
Portfolio turnover (3)	0.00%	0.00%

(1)	For a share outstanding throughout the period.

(2)	Annualized for periods less than a year.

(3)	Not annualized for periods less than a year.

(4)	Total net asset value return based on per share net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company’s shares were issued in a private placement and are not traded. Therefore, market value total investment return is not presented.

(5)	Expense ratio before waiver of fees and reimbursement of expenses by Managing Investment Adviser

(6)	Income and expense ratio do not reflect the Company’s proportionate share of net investment income (loss) and expenses, including any performance-based fees, of the Private Investment Funds.

The accompanying notes are an integral part of these Financial Statements.

EXCELSIOR PRIVATE EQUITY FUND II, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

April 30, 2007

Note 1 — Organization and Significant Accounting Policies

Excelsior Private Equity Fund II, Inc. (the “Company”) was incorporated under the laws of the State of Maryland on March 20, 1997, and is a non-diversified, closed-end management investment company that has elected to be treated as a business development company or “BDC” under the Investment Company Act of 1940, as amended. The duration of the Company is ten years (subject to two 2-year extensions) from the final subscription closing, which occurred on November 19, 1997.

As a BDC, the Company must be primarily engaged in the business of furnishing capital and making available managerial assistance to companies that generally do not have ready access to capital through conventional financial channels. The Company’s investment objective is to achieve long-term capital appreciation primarily by investing in private later-stage venture capital companies and private middle-market companies in which the equity is closely held by company founders, management and/or a limited number of institutional investors and, to a lesser extent, privately offered venture capital, buyout and private equity funds managed by third parties and offer compelling strategic benefits to the Company.

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

The interim financial data as of April 30, 2007 and for the three and six months ended April 30, 2007 and April 30, 2006 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

(a) Cash and Cash Equivalents:

Cash and cash equivalents consist of deposits with bank and highly liquid investments with original maturities of 90 days or less.

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

The value for securities for which no public market exists is difficult to determine. Generally, such investments will be valued on a “going concern” basis without giving effect to any disposition costs. There is a range of values that is reasonable for such investments at any particular time. Initially, direct investments are valued based upon their original cost, until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct investments will be valued by the “private

Note 1 — Organization and Significant Accounting Policies (continued)

(b) Portfolio valuation (continued)

market” or “appraisal” methods of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the investee such as earnings, net worth, reliable private sale prices of the investee’s securities, the market prices for similar securities of comparable companies, an assessment of the investee’s future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Managing Investment Adviser or a committee of the Board of Directors under the supervision of the Board of Directors and, in any event, not less frequently than quarterly. However, there can be no assurance that such values will represent the return that might ultimately be realized by the Company from the investments.

The valuation of the Company’s Private Investment Funds is based upon its pro-rata share of the value of the net assets of a Private Investment Fund at fair value as determined by such Private Investment Fund, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company’s investments in Private Investment Funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Managing Investment Adviser, then the Managing Investment Adviser, under the supervision of the Board of Directors, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any. The valuation of the Company’s Private Investment Funds also includes capital contributions to such Private Investment Funds made in advance of remaining capital commitments being called by the Private Investment Funds’ respective general partners. At April 30, 2007 and October 31, 2006, these contributions paid in advance totaled $0 and $1,233,228, and are included in investments on the statement of assets and liabilities. These contributions paid in advance are non-income producing.

At April 30, 2007 and October 31, 2006, market quotations were not readily available for securities valued at $22,672,306 or 42.43% of net assets and $25,002,261 or 50.79% of net assets, respectively. Such securities were valued by the Managing Investment Adviser under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and these differences could be material.

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

e) Federal income taxes:

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

Note 1 — Organization and Significant Accounting Policies (continued)

(e) Federal income taxes (continued)

Dividends and distributions are determined in accordance with federal income tax regulations that may differ from generally accepted accounting principles. These “book/tax” differences are either considered temporary or permanent and may be reclassified within the capital accounts based on their federal tax basis treatment.

The Company has unused capital loss carryforwards of approximately $57,037,828 available for income tax purposes, to be applied against future net realized gains, if any, after October 31, 2006. If not applied, $8,378,322 of the carryover will expire in 2009, $13,721,421 will expire in 2010, and $18,471,137 will expire in 2011, and $5,855,841 will expire in 2012 and $10,611,106 will expire in 2013.

The tax character of distributions paid may differ from the character of distributions shown on the statement of changes in net assets due to tax treatment of certain distributions. No distributions were made in the quarters ended April 30, 2007 and April 30, 2006.

The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of October 31, 2006 and April 30, 2007, the Company had not received information to determine the tax cost of the Private Investment Funds as of October 31, 2006 and April 30, 2007, and therefore to determine the Company’s unrealized gain or loss on a tax basis. At April 30, 2007, the cost of all other investments for federal tax purposes was $42,551,887, and those investments had a tax basis net unrealized depreciation of $5,207,435, consisting of gross appreciation of $13 and gross depreciation of $5,207,448. At October 31, 2006, the cost of all other investments for federal tax purposes was $36,421,281, and those investments had a tax basis net unrealized depreciation of $5,207,435, consisting of gross appreciation of $13 and gross depreciation of $5,207,448.

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

Under the Agreement, for the services provided, the Managing Investment Adviser is entitled to receive a management fee at the annual rate of 1.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested or committed to be invested in Private Companies or Private Investment Funds and equal to an annual rate of 0.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are

Note 2 — Investment Advisory Fee, Administration Fee and Related Party Transactions (continued)

invested in short-term investments and are not committed to Private Companies or Private Investment Funds. As of April 30, 2007 and October 31, 2006, $245,840 and $124,418, respectively, were payable to the Managing Investment Adviser.

In addition to the management fee, the Company has agreed to pay the Managing Investment Adviser an incentive fee in an amount equal to 20% of the cumulative realized capital gains (net of realized capital losses and unrealized capital depreciation) on investments other than Private Investment Funds, less the aggregate amount of incentive fee payments in prior years. If the amount of the incentive fee in any year is a negative number, or cumulative net realized gains less unrealized capital depreciation at the end of any year is less than such amount calculated at the end of the previous year, the Managing Investment Adviser will be required to repay the Company all or a portion of the incentive fee previously paid. During the quarters ended April 30, 2007 and October 31, 2006, respectively, no incentive fee was earned by the Managing Investment Adviser.

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

The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25% of the Company’s average net assets. This reimbursement amounted to $494,348 and $186,079, for the periods ended April 30, 2007 and April 30, 2006, respectively.

Each member of the Board of Directors receives a $10,000 annual retainer and the Chairman of the Board receives an additional $1,000 annual retainer. Also, each member of the Board of Directors will receive $2,000 per quarterly meeting attended. In addition, each Board member will receive $500 per quarterly telephonic meeting and $500 for any other telephonic special meeting. For each audit committee meeting attended, Board members will receive $1,500, while the Chairman of the Audit Committee will receive an additional $1,000 retainer. Each member of the Board is reimbursed for expenses incurred for attending meetings. No person who is an officer, manager or employee of the U.S. Trust, or its subsidiaries, who serves as an officer, manager or employee of the Company receives any compensation from the Company.

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

On November 20, 2006, Schwab announced an agreement to sell U.S. Trust, a wholly-owned subsidiary of Schwab, to Bank of America (the “Sale”). The Sale of U.S. Trust includes all of U.S. Trust’s subsidiaries, including UST Advisers, Inc., the Company’s Managing Investment Adviser. The Sale is subject to Federal Reserve Board and other regulatory approvals.

UST Advisers, Inc. will continue to serve as the Managing Investment Adviser to the Company after the Sale. However, due to the change in ownership of the UST Advisers, Inc., the Sale may have the effect of terminating the existing

Note 2 — Investment Advisory Fee, Administration Fee and Related Party Transactions (continued)

investment advisory agreement between the Company and UST Advisers, Inc. Accordingly, it is anticipated that UST Advisers, Inc. will enter into a new investment advisory agreement with the Company upon consummation of the Sale (the “New Advisory Agreement”). The Board of Directors approved the New Advisory Agreement at its special meeting held on January 11, 2007. At the annual shareholder meeting held on March 15, 2007, the shareholders of the Company approved the New Advisory Agreement and reelected the current members of the Board of Directors.

Note 3 — Purchases and Sales of Securities

Excluding short-term investments, the Company’s purchases and sales of securities for the six months ended April 30, 2007, and April 30, 2006 were as follows:

Six Months Ended April 30,	Purchases ($)	Proceeds ($)
2007	15,615	6,138,437
2006	288,119	3,162,178

Note 4 — Transactions with Affiliated Portfolio Companies

An affiliated company is a company in which the Company has ownership of over 5% of the voting securities. No dividend income was received from affiliated companies during the six months ended April 30, 2007 and the year ended October 31, 2006. Transactions with companies which are or were affiliates are as follows:

	Shares/ Principal Amount/ Percentage Held at October 31, 2006	October 31, 2006 Value	For the Six Months Ended April 30, 2007 (Unaudited)				Shares/ Principal Amount/ Percentage Held at April 30, 2007	April 30, 2007 Value (Note 1)
Name of Investment			Conversion Cost	Sales/ Conversion Proceeds	Interest	Realized Gain (Loss)
Affiliated Companies
Mid-Atlantic Venture Fund III, LP	8.67%	$1,231,096	$—	$—	$—	$—	8.66%	$1,216,476
Clear Orbit Inc., Preferred Series A	1,428,572	5,000,013	—	—	—	—	1,428,572	5,000,013

Total Non Controlled Affiliates		$6,231,109	$—	$—	$—	$—		$6,216,489

	Shares/ Principal Amount/ Percentage Held at October 31, 2005	October 31, 2005 Value	For the Year Ended October 31, 2006 (Audited)				Shares/ Principal Amount/ Percentage Held at October 31, 2006	October 31, 2006 Value (Note 1)
Name of Investment			Conversion Cost	Sales/ Conversion Proceeds	Interest	Realized Gain (Loss)
Affiliated Companies
Mid- Atlantic Venture Fund III, LP	8.69%	$1,660,025	$—	$576,963	$—	$—	8.67%	$1,231,096
Clear Orbit Inc., Preferred Series A	1,428,572	5,000,013	—	—	—	—	1,428,572	5,000,013
Total Non Controlled Affiliates		$6,660,038	$—	$576,963	$—	$—		$6,231,109

Note 5 — Pending Litigation

The former Managing Investment Adviser, certain of its affiliates and others were named in four fund shareholder class action lawsuits and two derivative actions which allege that the former Managing Investment Adviser, certain of its affiliates and others allowed certain parties to engage in illegal and improper mutual fund trading practices, which allegedly caused financial injury to the shareholders of certain mutual funds managed by the former Managing Investment Adviser. Each seeks unspecified monetary damages and related equitable relief.

The class and derivative actions described above were transferred to the United States District Court for the District of Maryland for coordinated and consolidated pre-trial proceedings. In November 2005, the Maryland court dismissed many of the plaintiffs’ claims in both the class action and derivative lawsuits. Several affiliates of the former Managing Investment Adviser and individual defendants have also been dismissed. Plaintiffs’ claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and under Section 36(b) and 48(a) of the Investment Company Act of 1940, as amended, however, have not been dismissed.

While the ultimate outcome of these matters cannot be predicted with any certainty at this time, based on currently available information and consultation with counsel, U. S. Trust believes that the likelihood is remote that the pending litigation will materially affect the Managing Investment Adviser’s ability to provide investment management services to the Fund. Neither the Managing Investment Adviser nor the Company is a party to the lawsuits described above.

Note 6 — Guarantees

In the normal course of business, the Company enters into contracts that provide general indemnifications. The Company’s maximum exposure under these agreements is dependent on future claims that may be made against the Company, and therefore cannot be established; however, based on experience, the risk of loss from such claims is considered remote.

Note 7 — New Accounting Pronouncements

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

FASB issued Statement No. 157 in September 2006, Fair Value Measurements, which is effective for financial statements issued for fiscal years beginning after November 15, 2007. This statement provides enhanced guidance for using fair value to measure assets and liabilities. It clarifies fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The Company is reviewing the statement and its impact on the financial statements.

FASB issued Statement No. 159 in February 2007, the Fair Value Option for Financial Assets and Financial Liabilities, which is effective for financial statements issued for fiscal year beginning after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings. The Company is reviewing the statement and its impact on the financial statements.

Note 8 — Liquidity and Potential Sale Transaction

On March 30, 2007, the Company’s Board approved the sale of substantially all of the non-cash investment assets remaining in the Company (the “Asset Sale”) pursuant to a Purchase and Sale Agreement between the Company and AIG PineStar Capital II, L.P. (the “Purchase Agreement”) The proposed sale price would be equal to approximately the net asset value of these assets as of September 30, 2006 subject to various adjustments until closing. The Asset Sale is subject to approval of the Company’s shareholders.

Note 8 — Liquidity and Potential Sale Transaction (continued)

If the Asset Sale is approved by the Company’s shareholders, then the Company will be liquidated and all of its cash will be distributed to its shareholders. The liquidating distribution, after payment of closing expenses, is estimated to equal approximately $49 million or $250 per share. This would represent, over the life of the Registrant, total distributions to the Company’s shareholders of approximately $1,017 per each $1,000 share.

The Asset Sale and the Purchase Agreement and the proposed plan of liquidation and dissolution of the Company (the “Liquidation and Dissolution Plan”) were submitted to the shareholders for approval and a proxy statement with more detail regarding the Asset Sale and the Liquidation and Dissolution Plan was mailed to the Company’s shareholders on May 22, 2007. If the Asset Sale is approved by the Company’s shareholders, the liquidation of the Company is expected to occur in the beginning of the third quarter of 2007. A two-thirds (67%) affirmative shareholder vote is required for the Asset Sale to be approved.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Six months and Three months ended April 30, 2007 as Compared to the Similar Periods in 2006

Realized and Unrealized Gains and Losses from Portfolio Investments

For the six months ended April 30, 2007 and 2006, the Company had a net realized gain on security transactions of $2,924,891 and $784,682, respectively. For the six months ended April 30, 2007 and 2006, the Company had a net change in unrealized appreciation and depreciation on investments of $867,976 and ($2,756,134), respectively. The net realized gains for the six months ended April 30, 2007 and April 30, 2006 were both primarily the result of realized gains on the sale of stock distributed by the Company’s private investment funds. The net change in unrealized appreciation on investments for the six months ended April 30, 2007 was the result of an increase in the overall valuation of the private investment funds. The net change in unrealized depreciation on investments for the six months ended April 30, 2006 was the result of a decrease in the valuation of Mosaica Education, Inc, a private company investment, of ($3,537,722), which was partially offset by an increase in the overall valuation of the private investment funds.

For the three months ended April 30, 2007 and 2006, the Company had a net realized gain on security transactions of $2,219,041 and $786,426, respectively. For the three months ended April 30, 2007 and 2006, the Company had a net change in unrealized appreciation (depreciation) on investments of $1,476,865 and ($2,566,768), respectively. The net realized gains for the three months ended April 30, 2007 and April 30, 2006 were both primarily the result of realized gains on the sale of stock distributed by the Company’s private investment funds. The net change in unrealized appreciation on investments for the three months ended April 30, 2007 was the result of an increase in the overall valuation of the private investment funds. The net change in unrealized depreciation on investments for the three months ended April 30, 2006 was the result of a decrease in the valuation of Mosaica Education, Inc, a private company investment of ($3,537,722), which was partially offset by an increase in the overall valuation of the private investment funds.

Investment Income and Expenses

For the six months ended April 30, 2007, the Company had total investment income of $716,779 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $309,249, resulting in a net investment income of $407,530. In comparison, the Company had total investment income of $369,825 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $312,160, resulting in a net investment income of $57,665 for the six months ended April 30, 2006. The primary reason for the increase in total investment income was an increase in interest income paid by short-term securities held by the Company. The slight reduction in net expenses was principally attributable to a decrease in management fees as all other operating expense increases were offset by a proportional increase in reimbursements from the Managing Investment Adviser. For the three months ended April 30, 2007, the Company had total investment income of $368,901 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $156,407, resulting in a net investment income of $212,494. In comparison, the Company had total investment income of $199,569 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of

Investment Income and Expenses (continued)

$150,677, resulting in a net investment income of $48,892 for the similar period ended April 30, 2006. The primary reason for the increase in investment income was an increase in interest income paid by short-term securities held by the Company. The increase in net expenses was principally attributable to a slight increase in management fees as a result of increased net assets since January 31, 2007.

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

For the six months ended April 30, 2007 and 2006, the Managing Investment Adviser and the former Managing Investment Adviser earned $245,840 and $255,949 in management fees, respectively. In addition, for the six months ended April 30, 2007 and 2006, there were no changes in allowance for the management incentive fee. The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25%, on an annual basis, of the Company’s average net assets. For the six months ended April 30, 2007 and 2006, the Managing Investment Adviser and the former Managing Investment Adviser agreed to reimburse other operating expenses of the Company in the amounts of $494,348 and $186,079, respectively, as a result of expenses incurred in excess of these limits.

For the three months ended April 30, 2007 and 2006, the Managing Investment Adviser and the former Managing Investment Adviser earned $123,857 and $122,945 in management fees, respectively. In addition, for the threes months ended April 30, 2007 and 2006, there were no changes in allowance for the management incentive fee. The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25%, on an annual basis, of the Company’s average net assets. For the three months ended April 30, 2007 and 2006, the Managing Investment Adviser and the former Managing Investment Adviser agreed to reimburse other operating expenses of the Company in the amounts of $341,204 and $114,468, respectively, as a result of expenses incurred in excess of these limits.

Net Assets

At April 30, 2007, the Company’s net assets were $53,430,001 or a net asset value per common share of $272.98. This represents an increase of $4,200,397, or $21.46 per common share, from net assets of $49,229,604, or a net asset value per common share of $251.52, at October 31, 2006. The increase in net assets during the period was primarily due to the net change in unrealized appreciation on investments of $867,975 and net realized gain of $2,924,892 as described above.

Liquidity and Capital Resources

On March 30, 2007, the Company’s Board approved the Asset Sale pursuant to the Purchase Agreement. The proposed sale price would be equal to approximately the net asset value of these assets as of September 30, 2006. The Asset Sale is subject to approval of the Company’s shareholders.

If the Asset Sale is approved by the Company’s shareholders, the Company will be liquidated and all of its cash will be distributed to its shareholders. The liquidating distribution, after payment of closing expenses, is estimated to equal approximately $49 Million or $250 per share. This would represent, over the life of the Company, total distributions to the Company’s shareholders of approximately $1,017 per each $1,000 share.

The Asset Sale and the Purchase Agreement and the Liquidation and Dissolution Plan were submitted to the shareholders for approval and a proxy statement with more detail regarding the Asset Sale and the Liquidation and Dissolution Plan was mailed to the Company’s shareholders on May 22, 2007. If the Asset Sale is approved by the Company’s shareholders, the liquidation of the Company is expected to occur in the beginning of the third quarter of 2007. A two-thirds (67%) affirmative shareholder vote is required for the Asset Sale to be approved.

Application of Critical Accounting Policies

Under the supervision of the Company’s Valuation and Audit Committees, consisting of the independent directors of the Company, the Managing Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company’s financial condition because in total, they currently represent 42.44% of the Company’s net assets at April 30, 2007. For the private investments held at April 30, 2007, changes to these estimates, i.e. changes in the valuations of these private investments, resulted in a $3.9 million increase in net asset value.

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

The Managing Investment Adviser also makes estimates regarding discounts on market prices of publicly traded securities where appropriate. For securities which have legal, contractual, or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

A majority of the Company’s investment portfolio consists of equity securities in private companies and private investment funds, representing 42.43% of the Company’s net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk normally associated with public equity markets. At April 30, 2007 and at October 31, 2006, the Company was not subject to equity price risk normally associated with public equity markets, except to the extent that the private investment funds that the Company has invested in has, from time to time, interests in securities which may be publicly traded.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of April 30, 2007 (the end of the period covered by this report), the Company’s principal executive officers and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

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

The annual meeting of shareholders of the Company was held at the offices of the Company, 225 High Ridge Road, Stamford, Connecticut 06905 on March 15, 2007 (the “Meeting”). Of the 195,730 shares outstanding as of January 12, 2007, the record date for the Meeting, 116,356 were present or represented by proxy at the Meeting. The shareholders of the Company approved the following matters: (1) election of each of Mr. Hover, Mr. Bernstein, Mr. Murphy and Mr. Imbimbo as Directors of the Company, and (2) the New Advisory Agreement. The results of the voting for these proposals were as follows:

Proposal 1: Election of Directors

	For	Withheld
Gene M. Bernstein	115,699	657
John C. Hover II	115,584	772
Stephen V. Murphy	116,003	353
Victor F. Imbimbo, Jr.	116,003	353

Proposal 2: Approval of the New Advisory Agreement

For	Against	Abstain	Broker Non-Votes
114,494	733	470	659

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On February 2, 2007, the Company filed a Current Report on Form 8-K to report under Item 4.01 certain disclosures.

On February 2, 2007, the Company filed a Current Report on Form 8-K to report under Item 4.01 certain disclosures.

On February 16, 2007, the Company filed a Current Report on Form 8-K to report under Items 4.01 and 9.01 certain disclosures.

On March 29, 2007, the Company filed a Current Report on Form 8-K to report under Item 5.02 a departure of the chief financial officer.

On April 3, 2007, the Company filed a Current Report on Form 8-K to report under Item 1.01 certain disclosures.

On April 17, 2007, the Company filed a Current Report on Form 8-K to report under Item 5.02 the appointment of a chief financial officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCELSIOR PRIVATE EQUITY FUND II, INC.

Date: June 14, 2007	By:	/s/ David R. Bailin
David R. Bailin Co-Chief Executive Officer

Date: June 14, 2007	By:	/s/ Raghav V. Nandagopal
Raghav V. Nandagopal Co-Chief Executive Officer

Date: June 14, 2007	By:	/s/ Steven L. Suss
Steven L. Suss Principal Financial Officer