Form 10-Q
period 2007-07-31
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2007-09-14
CIK 1036052

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

As of July 31, 2007, there were 195,730 shares of the Registrant’s Common Stock, $.01 par value per share, outstanding.

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

Excelsior Private Equity Fund II, Inc. (In Liquidation)

Portfolio of Short-Term Investments July 31, 2007 (Unaudited) (1)

Principal Amount/Shares		Fair Value (Note 1)	Percentage of Portfolio (2)
MONEY MARKET INSTRUMENTS

$ 8,000,000	Federal Home Loan Bank 5.16%, 08/01/07	$7,998,857	16.04%
30,065,000	Federal Home Loan Bank 5.09%, 08/01/07	30,060,749	60.31%
11,000,000	Federal Farm Credit Bank 5.15%, 08/03/07	10,995,298	22.06%

	TOTAL MONEY MARKET INSTRUMENTS (Cost $49,054,904)	49,054,904	98.41%

INVESTMENT COMPANIES
790,698	Dreyfus Government Cash Management Fund (Cost $790,698)	790,698	1.59%

	TOTAL PORTFOLIO OF SHORT-TERM INVESTMENTS (Cost $49,845,602)	49,845,602	100.00%

	OTHER ASSETS & LIABILITIES (NET)	(47,178,911)

	NET ASSETS	$2,666,691

(1)	All Private Investment Funds and Direct Investments were sold on July 20, 2007. The remaining assets are Short-Term Investments and are presented as Cash and Cash Equivalents on the Statement of Assets and Liabilities.

(2)	The percentage of the portfolio is determined by taking each short-term investment over the Total Portfolio of Short-Term Investments.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments October 31, 2006 (Audited)

Principal Amount		Acquisition Date(s) ##	Value (Note 1)
MONEY MARKET INSTRUMENTS — 46.72%
$7,000,000	Federal Farm Credit Bank Discount Note 5.09%, 11/13/06		$6,988,123
$2,000,000	Federal Farm Credit Bank Discount Note 5.07%, 11/01/06		2,000,000
$4,000,000	Federal Home Loan Bank Discount Note 5.09%, 11/01/06		4,000,000
$5,000,000	Federal Home Loan Bank Discount Note 5.07%, 11/01/06		5,000,000
$5,015,000	Federal Home Loan Bank Discount Note 4.98%, 11/01/06		5,015,000

	TOTAL MONEY MARKET INSTRUMENTS (Cost $23,003,123)		23,003,123

Ownership Percentage
PRIVATE INVESTMENT FUNDS #, @ — 35.72%
	Buyout Funds – 16.39%

0.96%	Brentwood Associates III, LP	06/99-07/06	3,321,996
1.98%	Broadview Capital Partners, LP*	04/99-10/02	1,620,886
1.39%	Friedman, Fleischer & Lowe Capital Partners, LP	01/99-10/02	1,399,395
1.32%	Quad-C Partners V, LP*	04/98-10/02	1,728,415

			8,070,692
	Early Stage Venture Funds – 12.97%

1.71%	Advanced Technology Ventures V, LP	09/98-10/02	580,307
4.29%	Commonwealth Capital Ventures II, LP	01/99-10/02	1,476,739
3.96%	Communications Ventures III, LP	11/98-05/00	439,331
1.24%	Mayfield X, LP	06/99-05/02	867,697
0.62%	Mayfield X, Annex*	07/02-10/02	181,672
8.67%	Mid-Atlantic Venture Fund III, LP †	04/98-02/01	1,231,096
1.29%	Sevin Rosen Fund VI, LP	03/98-10/02	608,313
2.12%	Trinity Ventures VI, LP*	09/98-10/02	998,697

			6,383,852
	Varied Stage Venture Funds – 6.37%
2.63%	Brand Equity Ventures, LP	03/98-10/01	481,902
2.55%	Morgenthaler Venture Partners V, LP	10/98-08/01	2,645,790

			3,127,692

	TOTAL PRIVATE INVESTMENT FUNDS (Cost $29,246,072)		17,582,236

Shares
PRIVATE COMPANIES # — 15.07%
Preferred Stocks @ — 10.15%
Educational Services — 0.00%
75,059	Mosaica Education, Inc., Series C	08/01	—

Internet Services — Business — 10.15%
1,428,572	Clear Orbit, Inc., Series A †	06/00	5,000,013

	Total Preferred Stock (Cost $10,119,422)		5,000,013

The accompanying notes are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments at October 31, 2006 (Audited) — (continued)

Shares / Par Value		Acquisition Date(s) ##	Value (Note 1)
Promissory Notes — 4.92%
Biotechnology — 0.92%
$ 451,412	Metrigen, Inc., 6.00%, 9/01/2009	07/03	$451,412

Educational Services — 4.00%
$ 686,415	Mosaica Education, Inc. Bridge Notes, 15.00%, 12/30/2007	02/01-08/01	686,415
$ 1,025,748	Mosaica Education, Inc. (Advantage Schools), 0.00%, 12/31/2007 @	02/01-08/01	1,025,748
$ 256,437	Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 12/31/2007 @	02/01-08/01	256,437

			1,968,600

	Total Promissory Notes (Cost $2,420,012)		2,420,012

Warrants @ — 0.00%
Biotechnology — 0.00%
62,326	Metrigen, Inc. (expiration December, 2012)	07/03	—

	Total Warrants (Cost $0)		—

	TOTAL PRIVATE COMPANIES (Cost $12,539,434)		7,420,025

PUBLIC COMPANIES @, #, — 0.00%
Biotechnology — 0.00%
76,950	Curon Medical Inc. Warrants (expiration May, 2007) (Cost $0)	08/00	—

INVESTMENT COMPANIES — 1.61%
790,698	Dreyfus Government Cash Management Fund (Cost $790,698)		790,698
TOTAL INVESTMENTS (Cost $65,579,327) — 99.12%			48,796,082
OTHER ASSETS & LIABILITIES (NET) — 0.88%			433,522

NET ASSETS — 100.00%			$49,229,604

†	At October 31, 2006, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940, as amended. Total market value of affiliated securities owned at October 31, 2006 was $6,231,109.

#	Restricted as to public resale. Acquired between March 1998 and July, 2006. Total cost of restricted securities at October 31, 2006 aggregated $41,785,506. Total market value of restricted securities owned at October 31, 2006 was $25,002,261 or 50.79% of net assets.

*	Contributions paid in advance as of 10/31/06 (Broadview Capital Partners L.P. - $342,914, Mayfield X Annex - $87,500, Quad-C Partners V, L.P. - $716,565, Trinity Ventures VI, L.P. - $86,249).

@	Non-income producing security.

##	Disclosure required for restricted securities.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc. (In Liquidation)

Statement of Assets and Liabilities

	July 31, 2007 (Unaudited)	October 31, 2006 (Audited)
ASSETS:
Unaffiliated Issuers, at value (Cost $0 and $56,798,169 respectively)	$—	$42,564,973
Affiliated Issuers, at fair value (Cost $0 and $8,781,158 respectively)	—	6,231,109

Investments, at fair value (Cost $0 and $65,579,327 respectively) (Note 1)	—	48,796,082
Cash	1,935	3,843
Cash equivalents	49,845,602	—

Cash and cash equivalents (Note 1)	49,847,537	3,843
Receivable from Managing Investment Adviser (Note 2)	148,498	193,634
Interest receivable	5,938	496,286
Other assets	6,960	1,458

Total Assets	50,008,933	49,491,303

LIABILITIES:
Distributions payable	46,975,200	—
Due to Affiliates (Note 2)	4,242	—
Management fees payable (Note 2)	179,199	124,418
Professional fees payable	109,322	80,000
Taxes payable (Note 1)	43,552	—
Administration fees payable (Note 2)	18,259	15,086
Directors’ fees payable (Note 2)	3,500	22,000
Accrued expenses and other payables	8,968	20,195

Total Liabilities	47,342,242	261,699

NET ASSETS	$2,666,691	$49,229,604

NET ASSETS consist of:
Accumulated net realized (loss) on investments	$(55,832,234)	$(38,684,984)
Accumulated net unrealized (depreciation) on investments	—	(16,783,245)
Accumulated net investment income	776,292	—
Par value of common stock	1,957	1,957
Paid-in capital in excess of par value, net of distributions	57,720,676	104,695,876

Total Net Assets	$2,666,691	$49,229,604

Shares of Common Stock ($0.01 par value, 200,000 authorized 195,730 issued and outstanding)	195,730	195,730
NET ASSET VALUE PER SHARE	$13.62	$251.52

The accompanying notes are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc. (In Liquidation)

Statement of Operations (Unaudited)

	Nine Months Ended
	July 31, 2007	July 31, 2006
INVESTMENT INCOME:
Interest income from short-term investments	$1,189,548	$588,706
Interest income from unaffiliated investments	(538,243)	—
Investment dividend income from unaffiliated investments	891,296	—
Dividend income from short-term investments	30,162	27,585

Total Investment Income	1,572,763	616,291

EXPENSES:
Management Investment Adviser fees (Note 2)	301,182	376,675
Administration fees (Note 2)	76,500	73,000
Printing fees	31,987	—
Professional fees	552,631	189,711
Directors’ fees and expenses (Note 2)	66,000	79,500
Insurance expense	15,196	16,034
Tax expense (Note 1)	43,552	—
Miscellaneous expenses	11,065	30,565

Total Expenses	1,098,113	765,485

Expenses reimbursed (by) Managing Investment Adviser (Note 2)	(301,642)	(304,484)

Net Expenses	796,471	461,001

NET INVESTMENT INCOME	776,292	155,290

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS: (Note 1)
Net realized (loss)/gain on unaffiliated investments	(17,147,250)	1,782,732
Net change in unrealized appreciation/(depreciation) on investments	16,783,245	(2,627,516)

NET REALIZED AND UNREALIZED (LOSS) ON INVESTMENTS	(364,005)	(844,784)

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$412,287	$(689,494)

The accompanying notes are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc. (In Liquidation)

Statement of Operations (Unaudited)

	Three Months Ended
	July 31, 2007	July 31, 2006
INVESTMENT INCOME:
Interest income from short-term investments	$492,967	$236,763
Interest income from unaffiliated investments	(538,243)	—
Investment dividend income from unaffiliated investments	891,296	—
Dividend income from short-term investments	9,964	9,703

Total Investment Income	855,984	246,466

EXPENSES:
Management Investment Adviser fees (Note 2)	55,342	120,726
Administration fees (Note 2)	25,500	24,000
Printing expense	10,987	—
Professional fees	125,950	67,877
Directors’ fees and expenses (Note 2)	22,000	45,370
Tax expense (Note 1)	43,552	—
Insurance expense	5,121	5,373
Miscellaneous expenses	6,064	3,900

Total Expenses	294,516	267,246

Expenses reimbursed to/(by) Managing Investment Adviser (Note 2)	192,706	(118,405)

Net Expenses	487,222	148,841

NET INVESTMENT INCOME	368,762	97,625

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS:
Net realized (loss)/gain on unaffiliated investments	(20,072,142)	998,050
Net change in unrealized appreciation on investments	15,915,269	128,618

NET REALIZED AND UNREALIZED (LOSS)/GAIN ON INVESTMENTS	(4,156,873)	1,126,668

NET (DECREASE)/INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(3,788,111)	$1,224,293

The accompanying notes are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc. (In Liquidation)

Statement of Changes in Net Assets (Unaudited)

	Nine Months Ended
	July 31, 2007	July 31, 2006
OPERATIONS:
Net investment income	$776,292	$155,290
Net realized (loss)/gain on unaffiliated investments	(17,147,250)	1,782,732
Net change in unrealized appreciation/(depreciation) on investments	16,783,245	(2,627,516)

Net increase/(decrease) in net assets resulting from operations	412,287	(689,494)
DISTRIBUTIONS TO SHAREHOLDERS:
Distributions payable to shareholders	(46,975,200)	—

NET (DECREASE) IN NET ASSETS	(46,562,913)	(689,494)
NET ASSETS:
Beginning of period	49,229,604	45,677,145

End of period (including accumulated net investment income of $776,292 and $155,290, respectively)	$2,666,691	$44,987,651

The accompanying notes are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc. (In Liquidation)

Statement of Cash Flows (Unaudited)

	Nine Months Ended
	July 31, 2007	July 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase/(decrease) in net assets resulting from operations	$412,287	$(689,494)
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized (appreciation)/depreciation on investments	(16,783,245)	2,627,516
Purchase of short-term investments - Net	(26,051,780)	(6,245,674)
Purchase of investments	(45,456)	(307,504)
Proceeds received from the sale of investments and distributions received from private investment funds	24,683,712	5,784,297
Net realized loss/(gain) on investments	17,147,250	(1,782,732)
Decrease/(increase) in receivable from managing investment adviser	45,136	(35,190)
Decrease/(increase) in interest receivable	490,348	(76,728)
(Increase)/decrease in other assets	(5,502)	754,945
Increase in due to affiliates	4,242	—
Increase/(decrease) in management fee payable	54,781	(18,067)
Increase in professional fees payable	29,322	—
Increase in taxes payable	43,552	—
Increase in administration fees payable	3,173	—
(Decrease)/increase in directors’ fees payable	(18,500)	7,500
(Decrease) in accrued expenses and other payables	(11,228)	(16,879)

Net cash (used in)/provided by operating activities	$(1,908)	1,990

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(46,975,200)	—
Increase in Distributions payable	46,975,200	—

Net cash provided by/(used in) financing activities	—	—

Net (decrease)/increase in cash	(1,908)	1,990

Cash at beginning of period	3,843	—

Cash at end of period	$1,935	$1,990

SUPPLEMENTAL INFORMATION:
Non-cash distributions received from private investment funds:	$1,168,756	$892,505

The accompanying notes are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc. (In Liquidation)

Financial Highlights - Selected Per Share Data and Ratios (Unaudited)

Per Share Operating Performance (1)

	Nine Months Ended
	July 31, 2007	July 31, 2006
NET ASSET VALUE, BEGINNING OF PERIOD	$251.52	$233.37
INCOME FROM INVESTMENT OPERATIONS:
Net investment income	3.97	0.79
Net realized and unrealized (loss) on investments	(1.87)	(4.31)

Net increase/(decrease) per unit in net assets resulting from operations	2.10	(3.52)

DISTRIBUTION TO SHAREHOLDERS:
Distribution to shareholders	(240.00)	—

NET (DECREASE) IN NET ASSETS:	(237.90)	(3.52)

NET ASSET VALUE, END OF PERIOD	$13.62	$229.85

TOTAL NET ASSET VALUE RETURN (3), (4)	0.84%	(1.51)%
Ratios and supplemental data (6)
Net assets, end of period (thousands)	$2,667	$44,988
Ratios to average net assets (2)
Gross expenses (5)	3.17%	2.27%
Net expenses	2.30%	1.37%
Net investment gain/(loss)	2.24%	0.46%
Portfolio turnover (3)	0.25%	0.00%

(1)	For a share outstanding throughout the period.

(2)	Annualized for periods less than a year.

(3)	Not annualized for periods less than a year.

(4)	Total net asset value return based on per share net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company’s shares were issued in a private placement and are not traded. Therefore, market value total investment return is not presented.

(5)	Expense ratio is before expense reimbursement and/or fees waived by Managing Investment Adviser.

(6)	Income and expense ratio do not reflect the Company’s proportionate share of net investment income (loss) and expenses, including any performance-based fees, of the Private Investment Funds.

The accompanying notes are an integral part of these Financial Statements.

EXCELSIOR PRIVATE EQUITY FUND II, INC. (IN LIQUIDATION)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

July 31, 2007

Note 1 — Organization and Significant Accounting Policies

Excelsior Private Equity Fund II, Inc. (the “Company”) was incorporated under the laws of the State of Maryland on March 20, 1997, and is a non-diversified, closed-end management investment company that has elected to be treated as a business development company or “BDC” under the Investment Company Act of 1940, as amended (the “1940 Act”). The duration of the Company is ten years (subject to two 2-year extensions) from the final subscription closing, which occurred on November 19, 1997. The Company is currently in liquidation (see Note 8).

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

The interim financial data for the three and nine months ended July 31, 2007 and July 31, 2006 are unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

(a) Cash and Cash Equivalents:

Cash and cash equivalents consist of deposits with banks and highly liquid investments with original maturities of 90 days or less. Please note that in the prior year the short-term investments were presented on the portfolio of investments whereas in the current year those short-term investments are disclosed under the cash and cash equivalents caption on the Statement of Assets and Liabilities. The Statement of Cash Flows presents cash deposits with banks consistent with prior year presentations.

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

Note 1 — Organization and Significant Accounting Policies (continued)

(b) Portfolio valuation (continued):

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

The valuation of the Company’s Private Investment Funds is based upon its pro-rata share of the value of the net assets of a Private Investment Fund at fair value as determined by such Private Investment Fund, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company’s investments in Private Investment Funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Managing Investment Adviser, then the Managing Investment Adviser, under the supervision of the Board of Directors, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any. The valuation of the Company’s Private Investment Funds also includes capital contributions to such Private Investment Funds made in advance of remaining capital commitments being called by the Private Investment Funds’ respective general partners. At July 31, 2007 and October 31, 2006, these contributions paid in advance totaled $0 and $1,233,228, and are included in investments on the statement of assets and liabilities. These contributions paid in advance are non-income producing.

At July 31, 2007, the remaining assets of the Company were all highly liquid, short-term investments that were valued at amortized cost. At October 31, 2006, market quotations were not readily available for securities valued at $25,002,261 or 50.79% of net assets. Such securities were valued by the Managing Investment Adviser under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and these differences could be material.

(c) Security transactions and investment income:

Security transactions are recorded on a trade date basis. Realized gains and losses on investments sold are recorded on the basis of specific identification. Interest income, adjusted for amortization of premiums and discounts on investments, is earned from settlement date and is recorded on the accrual basis. Dividend income is recorded on the ex-dividend date.

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

(e) Federal income taxes:

It is the policy of the Company to continue to qualify as a “regulated investment company” under Subchapter M of the Internal Revenue Code. The Company will make its best efforts to distribute substantially all of its taxable income to its shareholders in order to maximize the benefits under the current tax codes. Generally, no federal income or excise tax provision is required when the Company distributes 100% of its taxable income.

Note 1 — Organization and Significant Accounting Policies (continued)

(e) Federal income taxes:

However, under Section 4982 of the Internal Revenue Code, if the Company does not distribute at least 98% of its taxable income, it is subject to an excise tax on such undistributed amounts. The Company has accrued an excise tax of $41,976 for the nine months ended July 31, 2007 as a result of distributing less than 98% of its taxable income for calendar year 2006. The Company has also accrued an additional $1,576 of interest relating to the excise tax.

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

At July 31, 2007, the Company has unused capital loss carryforwards of approximately $57,037,828 available for income tax purposes, to be applied against future net realized gains, if any, after October 31, 2006. If not applied, $8,378,322 of the carryover will expire in 2009, $13,721,422 will expire in 2010, and $18,471,137 will expire in 2011, and $5,855,841 will expire in 2012 and $10,611,106 will expire in 2013. Since the Company is in liquidation, the benefits of the loss carry forward will not be realized.

The tax character of distributions paid may differ from the character of distributions shown on the statement of changes in net assets due to tax treatment of certain distributions. No distributions were made in the quarters ended July 31, 2007 and July 31, 2006. Distributions payable are accrued at July 31, 2007 and disclosed as distributions in Statement of Changes in Net Assets.

At July 31, 2007 the federal tax cost of the Company’s Short-Term Investments is identical to the cost for financial reporting purposes. Accordingly, the Company has no net appreciation or deprecation on a tax basis.

(f) Liquidation Basis of Accounting

As stated in Note 8, the Company is in Liquidation. As a result all assets and liabilities have been valued at their fair value. Additionally all expenses and costs that are associated with the liquidation have been accrued. Liquidation costs of $359,765 are outside of the expense limitation.

Note 2 — Investment Advisory Fee, Administration Fee and Related Party Transactions

UST Advisers, Inc. (“USTA”), which has its principal offices at 225 High Ridge Road, Stamford, Connecticut 06905, is a Delaware corporation and registered investment adviser (the “Managing Investment Adviser”). The Managing Investment Adviser is an indirect wholly-owned subsidiary of, and controlled by, Bank of America Corporation (“Bank of America”), a bank holding and a financial holding company which has its principal executive offices at 101 North Tryon Street, Charlotte, North Carolina 28255.

Prior to July 1, 2007, the Managing Investment Adviser was an indirect subsidiary of U.S. Trust Corporation (“U.S. Trust”), a registered financial holding company, which, in turn, was a wholly-owned subsidiary of The Charles Schwab Corporation (“Schwab”).

Prior to December 16, 2005, United States Trust Company of New York, acting through its registered investment advisory division, New York Asset Management Division (“NYAMD”) and U.S. Trust Company, N.A. (“UST-NA”), acting through its registered investment advisory division, U. S. Trust Asset Management Division (“USTAMD”), served as co-investment advisers (together the “former Managing Investment Adviser”) to the Company under a management agreement with the Company (the “Agreement”). Effective December 16, 2005, USTA assumed the duties of NYAMD and USTAMD under the Agreement pursuant to an assumption agreement. Prior to March 31, 2006, USTA was a wholly owned subsidiary of UST-NA and UST-NA and United States Trust Company of New York were wholly-owned subsidiaries of U.S. Trust.

Note 2 — Investment Advisory Fee, Administration Fee and Related Party Transactions (continued)

Effective March 31, 2006, United States Trust Company of New York converted into a national bank named United States Trust Company, National Association (USTC-NA) and U.S. Trust Company, N.A. merged into USTC-NA. USTC-NA was the surviving entity and remained a wholly-owned subsidiary of U.S. Trust.

On July 1, 2007, U.S. Trust and its subsidiaries, including USTA, were acquired by Bank of America (the “Sale”). USTA continued to serve as the Managing Investment Adviser to the Company after the Sale pursuant to a new investment advisory agreement with the Company (the “New Advisory Agreement”) that was approved at the annual shareholder meeting held on March 15, 2007. The New Advisory Agreement is identical in all material respects except for the term and the date of effectiveness to the Agreement.

Under the New Advisory Agreement, for the services provided, the Managing Investment Adviser is entitled to receive a management fee at the annual rate of 1.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested or committed to be invested in Private Companies or Private Investment Funds and equal to an annual rate of 0.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested in short-term investments and are not committed to Private Companies or Private Investment Funds. As of July 31, 2007 and October 31, 2006, $179,199 and $124,418, respectively, were payable to the Managing Investment Adviser.

In addition to the management fee, the Company has agreed to pay the Managing Investment Adviser an incentive fee in an amount equal to 20% of the cumulative realized capital gains (net of realized capital losses and unrealized capital depreciation) on investments other than Private Investment Funds, less the aggregate amount of incentive fee payments in prior years. If the amount of the incentive fee in any year is a negative number, or cumulative net realized gains less unrealized capital depreciation at the end of any year is less than such amount calculated at the end of the previous year, the Managing Investment Adviser will be required to repay the Company all or a portion of the incentive fee previously paid. During the nine months and year ended July 31, 2007 and October 31, 2006, respectively, no incentive fee was earned by the Managing Investment Adviser.

PFPC, Inc., a majority owned subsidiary of the PNC Financial Services Group (“PFPC”), provides administrative and accounting services to the Company pursuant to an Administration and Accounting Services Agreement. PFPC Trust Company provides custodian services to the Company pursuant to a Custodian Services Agreement. Also, PFPC provides transfer agency services to the Company pursuant to a Transfer Agency Agreement. For the services provided to the Company by PFPC and its affiliates, PFPC is entitled to an annual fee of 0.02% of average net assets plus reimbursement of reasonable expenses, and a base fee, payable monthly.

The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company; exclusive of management fees, to the extent they exceed 0.25% of the Company’s average net assets. This reimbursement amounted to $301,642 and $304,484, for the nine months ended July 31, 2007 and July 31, 2006, respectively. Additionally, for the nine months ended July 31, 2007 there were expenses paid by affiliates of the Company of $4,242 relating to operating expenses. As more fully described in Note 8, the Company incurred liquidation costs. Liquidation costs of $359,765 and an excise tax of $43,552 are outside of the expense limitation. As a result of these adjustments to the liquidation expenses in the current period, the Managing Investment Adviser reduced the reimbursement to the Company by $192,706 during the three months ended July 31, 2007.

Each member of the Board of Directors receives a $10,000 annual retainer and the Chairman of the Board receives an additional $1,000 annual retainer. Also, each member of the Board of Directors will receive $2,000 per quarterly meeting attended. In addition, each Board member will receive $500 per quarterly telephonic meeting and $500 for any other telephonic special meeting. For each audit committee meeting attended, Board members will receive a $1,500 annual retainer while the Chairman of the Audit Committee will receive an additional $1,000 retainer. Each member of the Board is reimbursed for expenses incurred for attending meetings. No person who is an officer, manager or employee of Bank of America, or its subsidiaries, who serves as an officer, manager or employee of the Company receives any compensation from the Company relating to duties as a Board Member.

Note 2 — Investment Advisory Fee, Administration Fee and Related Party Transactions (continued)

On December 16, 2004, Schwab entered into an agreement with the Company and other funds managed by the former Managing Investment Adviser whereby Schwab has funded a reserve account to be held by the Managing Investment Adviser or its affiliate. This reserve account was established so that the Company and other funds managed by the Managing Investment Adviser will be able to draw upon it to pay in full all costs incurred related to the termination of Ernst & Young LLP (“E&Y”), the Company’s independent public accountants prior to October 28, 2004, as a result of concerns regarding their independence at the time of issuance of their report on the Company’s October 31, 2003 financial statements. This agreement was executed in order to ensure that these costs related to the termination of E&Y are not borne by the Company, the other funds managed by the Managing Investment Adviser or their respective shareholders. Schwab is an affiliate of the Company’s Managing Investment Adviser. In consideration of the funding of the reserve account, the Company and the other funds managed by the Managing Investment Adviser subrogated all of their claims, causes of action and rights against E&Y for payment of these expenses to Schwab.

Note 3 — Purchases and Sales of Securities

Excluding short-term investments, the Company’s purchases and sales of securities for the nine months ended July 31, 2007, and July 31, 2006 were as follows:

Nine Months Ended July 31,	Purchases ($)	Proceeds ($)
2007	45,456	24,683,712
2006	307,504	5,784,297

Note 4 — Transactions with Affiliated Portfolio Companies

An affiliated company is a company in which the Company has ownership of over 5% of the voting securities. No dividend income was received from affiliated companies during the nine months ended July 31, 2007 and the year ended October 31, 2006. Transactions with companies which are or were affiliates are as follows:

			For the Nine Months Ended July 31, 2007 (Unaudited)
Name of Investment	Shares/ Principal Amount/ Percentage Held at October 31, 2006 (Audited)	October 31, 2006 Value (Audited)	Conversion Cost	Sales/ Conversion Proceeds	Interest	Realized Gain/(Loss)	Shares/ Principal Amount/ Percentage Held at July 31, 2007	July 31, 2007 Value (Note 1)
Affiliated Companies
Mid-Atlantic Venture Fund III, LP	8.67%	$1,231,096	$—	$922,814	$—	$(2,858,264)	—	—
Clear Orbit Inc., Preferred Series A	1,428,572	5,000,013	—	5,184,103	—	184,090	—	—

Total Non Controlled Affiliates		$6,231,109	$—	$6,106,917	$—	$(2,674,174)		—

			For the Year Ended October 31, 2006 (Audited)
Name of Investment	Shares/ Principal Amount/ Percentage Held at October 31, 2005	October 31, 2005 Value	Conversion Cost	Sales/ Conversion Proceeds	Interest	Realized Gain/(Loss)	Shares/ Principal Amount/ Percentage Held at October 31, 2006	October 31, 2006 Value (Note 1)
Affiliated Companies
Mid- Atlantic Venture Fund III, LP	8.69%	$1,660,025	$—	$576,963	$—	$—	8.67%	$1,231,096
Clear Orbit Inc., Preferred Series A	1,428,572	5,000,013	—	—	—	—	1,428,572	5,000,013

Total Non Controlled Affiliates		$6,660,038	$—	$576,963	$—	$—		$6,231,109

Note 5 — Pending Litigation

The former Managing Investment Adviser, certain of its affiliates, including U.S. Trust, and others were named in four shareholder class action lawsuits and two derivative actions which allege that the former Managing Investment Adviser, certain of its affiliates and others allowed certain parties to engage in illegal and improper mutual fund trading practices, which allegedly caused financial injury to the shareholders of certain mutual funds managed by the former Managing Investment Adviser. Each seeks unspecified monetary damages and related equitable relief.

The class and derivative actions described above were transferred to the United States District Court for the District of Maryland for coordinated and consolidated pre-trial proceedings. In November 2005, the Maryland court dismissed many of the plaintiffs’ claims in both the class action and derivative lawsuits. Several affiliates of the former Managing Investment Adviser and individual defendants have also been dismissed. Plaintiffs’ claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and under Section 36(b) and 48(a) of the 1940 Act, however, have not been dismissed.

While the ultimate outcome of these matters cannot be predicted with any certainty at this time, based on currently available information and consultation with counsel, the Managing Investment Adviser believes that the likelihood is remote that the pending litigation will materially affect the Managing Investment Adviser’s ability to provide investment management services to the Company. Neither the Managing Investment Adviser nor the Company is a party to the lawsuits described above.

Note 6 — Guarantees

In the normal course of business, the Company enters into contracts that provide general indemnifications. The Company’s maximum exposure under these agreements is dependent on future claims that may be made against the Company, and therefore cannot be established; however, based on experience, the risk of loss from such claims is considered remote.

Note 7 – New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold and measurement attribute a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on description, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted and determined that FIN 48 will not materially impact the Financial Statements, taken as a whole. Hence we did not record a cumulative effect adjustment relating to the adoption of FIN 48. The Company has accrued an excise tax payable in the normal course of business as more fully described in note 1. The Company intends to monitor its tax positions on an on-going basis and to continue to qualify as a “regulated investment company” under the provisions of Subchapter M of the Internal Revenue Code.

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

Note 7 — New Accounting Pronouncements (continued)

In June 2007, Statement of Position (“SOP”) 07-1 was issued on the Clarification of the scope of the Audit and Accounting Guide Audits of Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies and is effective for fiscal years beginning on or after December 15, 2007. The SOP provides guidance about which entities are included within the scope of the Audit and Accounting Guide Audits of Investment Companies (the “Guide”). The Company has determined that the SOP will not affect the financial statements.

Note 8 — Liquidity and Sale Transaction

On July 12, 2007, the Company completed the sale and the disposition of substantially all of its non-cash assets (the “Asset Sale”). The disposition was structured as an asset sale, whereby under the terms of a Purchase and Sale Agreement (the “Purchase Agreement”), dated as of April 2, 2007, between AIG PineStar Capital II, L.P., a Cayman Islands exempted limited partnership (“AIG”) and the Company, the Company sold all of its investment interests in Advanced Technology Ventures V, L.P., Brand Equity I, L.P., Brentwood Associates III, L.P., Broadview Capital Partners, L.P., Communications Ventures III, L.P., Friedman Fleischer & Lowe Capital Partners, L.P., Mayfield X, L.P., Mayfield X Annex, Mid-Atlantic Venture Fund III, L.P., Quad-C Partners V L.P., Sevin Rosen Fund, L.P., Trinity Ventures VI, L.P., ClearOrbit, Inc., Mosaica Education, Inc., and Metrigen, Inc. to AIG for a cash purchase price payment of $6,622,884 (as a result of certain adjustments pursuant to the terms of the Purchase Agreement).

The Company’s shareholders approved the sale to AIG at a special shareholders’ meeting held on June 22, 2007. At that same meeting the shareholders also approved the liquidation and dissolution of the Company, and the Company is in the process of implementing such liquidation and dissolution.

On August 3, 2007, the Company made a first liquidating distribution to the Company’s stockholders of record as of the close of business on June 22, 2007 in the aggregate amount of $46,975,200 or $240.00 per share. A final liquidating distribution is expected to be paid in September or October 2007.

Note 9 — Subsequent Event

On August 3, 2007, the Company made a first liquidating distribution to the Company’s stockholders of record as of the close of business on June 22, 2007 in the aggregate amount of $46,975,200 or $240.00 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Nine months and Three months ended July 31, 2007 as Compared to the Similar Periods in 2006

Realized and Unrealized Gains and Losses from Portfolio Investments

For the nine months ended July 31, 2007 and 2006, the Company had a net realized (loss)/gain on security transactions of ($17,147,250) and $1,782,732, respectively. The net realized (losses)/gains for the nine months ended July 31, 2007 and July 31, 2006 were primarily the result of the sale of substantially all the assets of the Company to AIG Pinestar Capital II, L.P. and the gain is the result of distributions from Friedman, Fleisher, and Lowe Capital Partners, LP, which was one of the Company’s private investment funds, respectively. For the nine months ended July 31, 2007 and 2006, the Company had a net change in unrealized appreciation/(depreciation) on investments of $16,783,245 and ($2,627,516), respectively. The net change in unrealized appreciation on investments for the nine months ended July 31, 2007 is the result of the reversal of unrealized losses on the Asset Sale. The net change in unrealized depreciation on investments for the nine months ended July 31, 2006 was the result of a decrease in the valuation of Mosaica Education, Inc, a private company investment, of ($3,537,722), which was partially offset by an increase in the overall valuation of the private investment funds.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Nine months and Three months ended July 31, 2007 as Compared to the Similar Periods in 2006

Realized and Unrealized Gains and Losses from Portfolio Investments (continued)

For the three months ended July 31, 2007 and 2006, the Company had net realized (losses)/gain on security transactions of ($20,072,142) and $998,050, respectively. The net realized gains for the three months ended July 31, 2007 and July 31, 2006 were primarily the result of the sale of substantially all the assets of the Company to AIG Pinestar Capital II, L.P. and the gain is the result of distributions from Friedman, Fleisher, and Lowe Capital Partners, LP, which were one the Company’s private investment funds, respectively. For the three months ended July 31, 2007 and 2006, the Company had a net change in unrealized appreciation on investments of $15,915,269 and $128,618, respectively. The net change in unrealized appreciation on investments for the nine months ended July 31, 2007 is the result of the reversal of unrealized losses on the Asset Sale. The net change in unrealized appreciation on investments for the three months ended July 31, 2006 was the result of an increase in the overall valuation of the private investment funds.

Investment Income and Expenses

For the nine months ended July 31, 2007, the Company had total investment income of $1,572,763 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $796,471, resulting in net investment income of $776,292. In comparison, the Company had total investment income of $616,291 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $461,001, resulting in net investment income of $155,290 for the nine months ended July 31, 2006. The primary reason for the increase in total investment income was an increase in interest income paid by short-term securities held by the Company. The higher interest income is due to higher yields and average balances on short-term investments over the same time period. The increase in net expenses was principally attributable to closing costs relating to the Asset Sale and related due diligence expenses. For the three months ended July 31, 2007, the Company had total investment income of $855,984 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $487,222, resulting in a net investment income of $368,762. In comparison, the Company had total investment income of $246,466 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $148,841, resulting in a net investment income of $97,625 for the similar period ended July 31, 2006. The primary reason for the increase in investment income was an increase in interest income paid by short-term securities held by the Company. The higher interest income is due to higher yields and average balances on short-term investments over the same time period. The increase in net expenses was principally attributable to closing costs relating to the Asset Sale and related due diligence expenses.

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

For the nine months ended July 31, 2007 and 2006, the Managing Investment Adviser and the former Managing Investment Adviser earned $301,182 and $376,675 in management fees, respectively. In addition, for the nine months ended July 31, 2007 and 2006, there were no changes in allowance for the management incentive fee. The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25%, on an annual basis, of the Company’s average net assets. For the nine months ended July 31, 2007 and 2006, the Managing Investment Adviser and the former Managing Investment Adviser agreed to reimburse other operating expenses of the Company in the amounts of $301,642 and $304,484 respectively, as a result of expenses incurred in excess of these limits.

For the three months ended July 31, 2007 and 2006, the Managing Investment Adviser and the former Managing Investment Adviser earned $55,342 and $120,726 in management fees, respectively. In addition, for the three months ended July 31, 2007 and 2006, there were no changes in allowance for the management incentive fee. The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25%, on an annual basis, of the Company’s average net assets. For the three months ended July 31, 2007 and 2006, the Managing Investment Adviser and the former Managing Investment Adviser agreed to (be reimbursed)/to reimburse other operating expenses of the Company in the amounts of ($192,706) and $118,405, respectively, as a result of expenses incurred in excess of these limits.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Nine months and Three months ended July 31, 2007 as Compared to the Similar Periods in 2006 (continued)

Net Assets

At July 31, 2007, the Company’s net assets were $2,666,691 or a net asset value per common share of $13.62. This represents a decrease of ($46,562,913), or $237.90 per common share, from net assets of $49,229,604, or a net asset value per common share of $251.52, at October 31, 2006. The decrease in net assets during the period was primarily due to the liquidating distribution of $240.00 per share. The proceeds to pay such a distribution is a direct result of the Asset Sale as previously described.

Liquidity and Capital Resources

On July 12, 2007, the Company completed the sale and the disposition of substantially all of its non-cash assets (the “Asset Sale”). The disposition was structured as an asset sale, whereby under the terms of a Purchase and Sale Agreement (the “Purchase Agreement”), dated as of April 2, 2007, between AIG PineStar Capital II, L.P., a Cayman Islands exempted limited partnership (“AIG”) and the Company, the Company sold all of its investment interests in Advanced Technology Ventures V, L.P., Brand Equity I, L.P., Brentwood Associates III, L.P., Broadview Capital Partners, L.P., Communications Ventures III, L.P., Friedman Fleischer & Lowe Capital Partners, L.P., Mayfield X, L.P., Mayfield X Annex, Mid-Atlantic Venture Fund III, L.P., Quad-C Partners V L.P., Sevin Rosen Fund, L.P., Trinity Ventures VI, L.P., ClearOrbit, Inc., Mosaica Education, Inc., and Metrigen, Inc. to AIG for a cash purchase price payment of $6,622,884 (as a result of certain adjustments pursuant to the terms of the Purchase Agreement).

The Company’s shareholders approved the sale to AIG at a special shareholders’ meeting held on June 22, 2007. At that same meeting the shareholders also approved the liquidation and dissolution of the Company, and the Company is in the process of implementing such liquidation and dissolution.

On August 3, 2007, the Company made a first liquidating distribution to the Company’s stockholders of record as of the close of business on June 22, 2007 in the aggregate amount of $46,975,200 or $240.00 per share. A final liquidating distribution is expected to be paid in September or October 2007.

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

Nine months and Three months ended July 31, 2007 as Compared to the Similar Periods in 2006

Application of Critical Accounting Policies (continued)

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

Equity Price Risk

A majority of the Company’s investment portfolio consists of short-term investments, representing 100% of the Company’s remaining gross investment, which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. These short-term securities are not subject to equity price risk normally associated with public equity markets. At April 30, 2007 and at October 31, 2006, the Company was not subject to equity price risk normally associated with public equity markets since none of the Assets are equity investments.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. As of April 30, 2007 (the end of the period covered by this report), the Company’s principal executive officers and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

(b)	Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)	A special meeting of shareholders of the Company was held at the offices of the Company, 225 High Ridge Road, Stamford, Connecticut 06905, on June 22, 2007 (the “Meeting”). Of the 195,730 shares outstanding as of March 30, 2007, the record date for the Meeting, 132,805 were present or represented by proxy at the Meeting. The shareholders of the Company approved the following matters: (1) the sale of substantially all of the non-cash assets of the Company pursuant to a Purchase and Sale Agreement between the Company and AIG PineStar Capital II, L.P., a Cayman Islands exempted limited partnership, and (2) the Plan of Liquidation and Dissolution (the “Plan”) adopted by the Board of Directors of the Company, pursuant to which the Company will be liquidated and dissolved. The results of the voting for these proposals were as follows:

Proposal 1: Approval of Asset sale and Purchase and Sale Agreement

For	Against	Abstain
131,905	750	150

Item 4.	Controls and Procedures (continued)

Proposal 2: Approval of Plan Pursuant to which the Company will Be Liquidated and Dissolved

For	Against	Abstain
131,930	725	150

PART	II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Changes in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On June 27, 2007, the Company filed a Current Report on Form 8-K to report under Item 8.01 certain disclosures.

On July 2, 2007, the Company filed a Current Report on Form 8-K to report under Item 8.01 certain disclosures.

On July 16, 2007, the Company filed a Current Report on Form 8-K to report under Items 2.01 and 9.01 certain disclosures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCELSIOR PRIVATE EQUITY FUND II, INC.

Date: September 14, 2007	By:	/s/ David R. Bailin
David R. Bailin
Co-Chief Executive Officer

Date: September 14, 2007	By:	/s/ Raghav V. Nandagopal
Raghav V. Nandagopal
Co-Chief Executive Officer

Date: September 14, 2007	By:	/s/ Steven L. Suss
Steven L. Suss
Principal Financial Officer