Form 10-K
period 2007-10-31
EXCELSIOR PRIVATE EQUITY FUND II INC
filed 2008-01-25
CIK 1036052

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company’s prospects, including the prospects of its underlying investments, are subject to certain uncertainties and risks. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. The future results of the Company and its underlying investments, may differ materially from its historical results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers should also carefully review the risk factors described in the other documents the Company files, or has filed, from time to time with the Securities and Exchange Commission. As of October 30, 2007, the Company has liquidated and distributed all assets of the Company to its shareholders.

PART I

ITEM 1.	BUSINESS.

Overview

Excelsior Private Equity Fund II, Inc. (the “Company”) is a Maryland corporation organized on March 20, 1997. The Company is a non-diversified, closed-end management investment company operating as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and, in connection with its initial offering of shares, registered said offering of shares under the Securities Act of 1933, as amended. BDCs are a special type of investment company, as defined and regulated by the Investment Company Act, which focus primarily on investing in the privately issued securities of eligible portfolio companies, as defined by the Investment Company Act. A BDC must also make available significant managerial assistance to such companies. The Company’s investment objective is to achieve long-term capital appreciation by investing in private later-stage venture capital and private middle-market companies and in certain venture capital, buyout and private equity funds that the Managing Investment Adviser (defined herein) believes offer significant long-term capital appreciation.

UST Advisers Inc. serves as the investment adviser (the “Managing Investment Adviser”) to provide investment management services to the Company. The Managing Investment Adviser is an indirect wholly-owned subsidiary of Bank of America Corporation (“Bank of America”), a bank holding and financial holding company. Prior to July 1, 2007, the Managing Investment Adviser was an indirect subsidiary of U.S. Trust Corporation, a registered financial holding company, which, in turn was a wholly owned subsidiary of The Charles Schwab Corporation. All officers of the Company are employees and/or officers of the Managing Investment Adviser. The Managing Investment Adviser is responsible for performing the management and administrative services necessary for the operation of the Company.

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

On July 12, 2007, the Company completed the sale and the disposition of substantially all of its non-cash assets (the “Asset Sale”). The disposition was structured as an asset sale, whereby under the terms of a Purchase and Sale Agreement (the “Purchase Agreement”), dated as of April 2, 2007, between AIG PineStar Capital II, L.P., a Cayman Islands exempted limited partnership (“AIG”), and the Company, the Company sold all of its investments. As a result, on August 3, 2007, the Company made a first liquidating distribution to the Company’s stockholders of record as of the close of business on June 22, 2007 in the aggregate amount of $46,975,200 or $240.00 per share. A final liquidating distribution was paid on October 26, 2007 in the amount of $2,679,954 (or $13.69 per share). The Company liquidated on October 30, 2007.

For additional information concerning the Company’s period ended October 30, 2007 results, see the financial statements beginning on page 9 of this report.

Competition

The Company liquidated on October 30, 2007. Hence, the Company is no longer competing within the industry.

Employees

At October 30, 2007, the Company had no full-time employees. All personnel of the Company were employed by and compensated by the Managing Investment Adviser pursuant to the Management Agreement.

Risk Factors

An investment in the securities of a BDC, such as the Company, involves certain risks not present in an investment in the securities of other companies, including other types of management investment companies.

Portfolio Investment Risk. Under the Investment Company Act, a BDC generally must be operated for the purpose of investing in the securities of certain present and former “eligible portfolio companies” or certain bankrupt or insolvent companies. Generally, eligible portfolio companies include companies that at the time of initial investment (i) do not have a class of securities included in the Federal Reserve Board’s over-the-counter margin list (i.e., unregistered, private companies) or (ii) have total assets of less than $4 million, among other things. Although investing in such private or “small” companies offers the opportunity for significant capital gains, such investments also involve a high degree of business and financial risk that can result in substantial losses.

The portfolio investments of the Company consist principally of securities of private companies that have been purchased in offerings not registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state’s securities laws and may not be resold by the Company without registration or pursuant to an exemption. In addition, the securities of portfolio companies that are “public” companies may also be subject to restrictions on resale because they were acquired from the issuer in a “private placement” transaction or because the Company is deemed to be an affiliate of the issuer. Generally, the Company will not be able to sell these securities publicly without the expense and time required to register the securities under the Securities Act and applicable state securities laws, unless an exemption from such registration requirements is available. In addition, contractual or practical limitations may restrict the Company’s ability to liquidate its securities in portfolio companies. These limitations on liquidity of the Company’s investments could preclude or delay any disposition of such securities or reduce the amount of proceeds that might otherwise be realized.

ITEM 2.	PROPERTIES.

The Company did not own or lease any physical properties.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The Company liquidated as of October 30, 2007, and therefore there are no authorized, issued nor outstanding shares.

Distributions

Fiscal Period Ended October 30, 2007. There were distributions paid of $253.69 per unit or $49,655,154 during the period ended October 30, 2007. Out of the $253.69 per unit paid, $3.18 per unit is treated as ordinary income. As required by the Internal Revenue Code, 70.05% of the ordinary income paid by the Company for the period ended October 30, 2007 has been designated as qualified for the reduced tax rate under the Job and Growth Tax Relief Reconciliation Act of 2003.

Fiscal Year Ended October 31, 2006. There were no distributions paid during the fiscal year ended October 31, 2006.

Fiscal Year Ended October 31, 2005. There was a distribution of $60.09 per share in October 31, 2005 as a return of capital.

For additional information concerning the payment of dividends, see “Significant Accounting Policies” in the notes to the financial statements of the Company included in Item 8 hereof.

ITEM 6.	SELECTED FINANCIAL DATA.

($ in 000’s except for per share data)

Fiscal Year Ended	10/30/07	10/31/06	10/31/05	10/31/04	10/31/03
Financial Position
Investments in securities	$—	$48,796	$44,663	$51,379	$46,917
All Other Assets	—	696	1,242	758	3,136
Total Assets	—	49,492	45,905	52,137	50,053
Liabilities	—	262	228	419	337
Net Assets	—	49,230	45,677	51,718	49,716

Changes in Net Assets
Net investment income (loss)	(107)	315	(292)	(619)	(621)
Net gain/(loss) on investments	533	3,237	6,013	2,620	5,376
Net change in incentive fees	—	—	—	—	—
Distributions Paid	49,655	—	11,761	—	12,722

Per Share Data
Net Assets	$—	$251.52	$233.37	$264.23	$254.00
Distributions Paid	253.69	—	60.09	—	65.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

On July 12, 2007, the Company completed the Asset Sale. The disposition was structured as an asset sale, whereby under the terms of the Purchase Agreement, the Company sold all of its investment interests in

Advanced Technology Ventures V, L.P., Brand Equity I, L.P., Brentwood Associates III, L.P., Broadview Capital Partners, L.P., Communications Ventures III, L.P., Friedman Fleischer & Lowe Capital Partners, L.P., Mayfield X, L.P., Mayfield X Annex, Mid-Atlantic Venture Fund III, L.P., Quad-C Partners V L.P., Sevin Rosen Fund, L.P., Trinity Ventures VI, L.P., ClearOrbit, Inc., Mosaica Education, Inc., and Metrigen, Inc. to AIG for a cash payment of $6,622,884 net of certain purchase price adjustments pursuant to the terms of the Purchase Agreement.

The Company’s shareholders approved the sale to AIG at a special shareholders’ meeting held on June 22, 2007. At that same meeting the shareholders also approved the liquidation and dissolution of the Company. On August 3, 2007, the Company made a first liquidating distribution to the Company’s stockholders of record as of the close of business on June 22, 2007 in the aggregate amount of $46,975,200 or $240.00 per share. A final liquidating distribution was paid on October 26, 2007 in the amount of $2,679,954 or $13.69 per share. The Company liquidated on October 30, 2007.

Results of Operations

Investment Income and Expenses

For the period ended October 30, 2007, the Company had total investment income of $727,952 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $835,374 resulting in net investment loss of ($107,422). In comparison, the Company had total investment income of $930,634 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $615,657, resulting in a net investment income of $314,977 for the year ended October 31, 2006. The primary reason for the decrease in total investment income was a write off of interest income accrued in the prior year and deemed uncollectible during the period ended October 30, 2007 by the Company. The increase in net expenses was principally attributable to closing costs relating to the Asset Sale and related due diligence expenses. For the fiscal year ended October 31, 2005, the Company had investment income of $381,462 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $673,948, resulting in a net investment loss of ($292,486). For the fiscal year ended October 31, 2004, the Company had investment income of $182,061 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $800,665, resulting in a net investment loss of ($618,604). The Company’s investment income was up from the fiscal year ended October 31, 2005 to the fiscal year ended October 31, 2006 due to higher balances of interest-bearing short-term securities. The Company’s investment income was up from the fiscal year ended October 31, 2004 to the fiscal year ended October 31, 2005 due to higher balances of interest-bearing short-term securities.

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

For the period ended October 30, 2007 and year ended October 31, 2006, the Managing Investment Adviser and the former Managing Investment Adviser (as defined below) earned $305,944 and $501,093 in management fees, respectively. The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25%, on an annual basis, of the Company’s average net assets. For the period ended October 30, 2007 and year ended October 31, 2006, the Managing Investment Adviser and the former Managing Investment Adviser agreed to reimburse other operating expenses of the Company in the amounts of $533,013 and $498,117 respectively, as a result of expenses incurred in excess of these limits. For the fiscal years ended October 31, 2005 and 2004, the Managing Investment Adviser earned $560,476 and $673,403 in management fees, respectively. The decrease in the fees earned by the Managing Investment Adviser over time can be attributed to the decrease in the Company’s net assets that are invested or committed to be invested in Private Companies or Private Investment

Funds. During fiscal years ended October 31, 2005 and 2004, the former Managing Investment Adviser reimbursed other operating expenses of the Company, in the amount of $349,580 and $223,870, respectively, as a result of expenses incurred in excess of those permitted pursuant to the Company’s prospectus. As of October 31, 2006 and October 31, 2005, there was no incentive fee receivable by the Managing Investment Adviser and the former Managing Investment Adviser or payable by the Company.

Net Assets

For the period ended October 30, 2007, the Company’s net assets were liquidated and distributed to investors. Please refer to the section entitled “Liquidity and Resources” for further information.

For the fiscal year ended October 31, 2006, the Company’s net assets were $49,229,604, or a net asset value per common share of $251.52. This represents an increase of $3,552,459, or $18.15 per share, from net assets of $45,677,145, or a net asset value per common share of $233.37, at October 31, 2005. The increase in net assets during the fiscal year ended October 31, 2006 is principally due to i) net investment income of $314,977 or $1.61 per share; ii) realized gain on investment of $2,256,108 or $11.53 per share; and iii) net change in unrealized appreciation on investments of $981,374 or $5.01 per share.

Realized and Unrealized Gains and Losses from Portfolio Investments

For the period ended October 30, 2007 and year ended October 31, 2006, the Company had a net realized (loss)/gain on security transactions of ($16,250,273) and $2,256,108, respectively. The net realized (losses)/gains for the period ended October 30, 2007 and year ended October 31, 2006 were primarily the result of the sale of substantially all the assets of the Company to AIG and the gain is the result of distributions from Friedman, Fleisher, and Lowe Capital Partners, LP, which was one of the Company’s private investment funds. For the period ended October 30, 2007 and year ended October 31, 2006, the Company had a net change in unrealized appreciation/(depreciation) on investments of $16,783,245 and $981,374, respectively. The net change in unrealized appreciation on investments for the period ended October 30, 2007 is the result of the reversal of unrealized losses on the Asset Sale. The net change in unrealized depreciation on investments for the fiscal year ended October 31, 2006 is the result of a decrease in the valuation of Mosaica Education, Inc, a private company investment of ($3,537,722), which was offset by an increase in the overall valuation of the private investment funds.

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

For the fiscal year ended October 31, 2005, the Company had a net realized loss on security transactions of ($9,493,649) and a net change in unrealized appreciation on investments of $15,507,142. The net realized loss for the fiscal year was primarily the result of reclassification of Firstsource Corp., from unrealized depreciation to realized loss of $12,666,667, and the reclassification of Killerbiz, Inc, from unrealized depreciation to realized loss of $750,000. This was partially offset by realized gain which was primarily the result of distributions by Freidman, Fleishers, and Lowe Capital Partners, LP which is one of the Company’s private investment funds. The net change in unrealized appreciation for the fiscal year ended October 31, 2005 was principally the result of i) a reclassification of Firstsource Corp, and Killerbiz Inc., from unrealized depreciation to realized loss, thereby increasing change in unrealized appreciation/(depreciation) and ii) the result of an increase in the overall valuation of the private investment funds.

Application of Critical Accounting Policies

The Company’s investments were liquidated during the period ended October 30, 2007 and as a result did not have investments to value. Hence, the forgoing disclosures apply to historical periods. Under the supervision of the Valuation and Audit Committees, consisting of the directors who are not “interested persons”, as defined in section 2(a)(19) of the Investment Company Act of the Company (the “Independent Directors”), the Managing Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company’s financial condition because in total, they represented 50.79% of the Company’s net assets at October 31, 2006. For the private investments held at October 31, 2006, changes to these estimates, i.e. changes in the valuations of these private investments, resulted in a $0.98 million and $6.3 million increase in net asset value, respectively.

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

Initially, direct private company investments are valued based upon their original cost until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct private company investments will be valued by the “private market” or “appraisal” methods of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the company such as earnings, net worth, reliable private sale prices of the company’s securities, the market prices for similar securities of comparable companies, an assessment of the company’s future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Managing Investment Adviser or a committee of the Board of Directors (the “Board” or the “Board of Directors”), or both under the supervision of the Board, and, in any event, not less frequently than quarterly. However, there can be no assurance that such value will represent the return that might ultimately be realized by the Company from the investments.

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

Equity Price Risk

The Company’s investment portfolio was sold during the period ended October 30, 2007. The Company’s portfolio as of October 31, 2006 consisted of equity securities in private companies and private investment funds, representing 50.79% of the Company’s net assets. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk normally associated with public equity markets. At October 31, 2006, and October 31, 2005 the Company was not subject to equity price risk normally associated with public equity markets, except to the extent that the private investment funds that the Company has invested in, from time to time, hold interests in securities which may be publicly traded.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm	9

Portfolios of Investments at October 31, 2006	10

Statements of Assets and Liabilities at October 30, 2007 and October 31, 2006	12

Statements of Operations for the period ended October 30, 2007, and years ended October 31, 2006 and October 31, 2005	13

Statements of Changes in Net Assets for the period ended October 30, 2007, and years ended October 31, 2006 and October 31, 2005	14

Statements of Cash Flows for the period ended October 30, 2007, and years ended October 31, 2006 and October 31, 2005	15

Financial Highlights—Selected Per Share Data and Ratios for the period ended October 30, 2007, and years ended October 31, 2006, October 31, 2005, October 31, 2004 and October 31, 2003	16

Notes to Financial Statements	17

Note—All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Excelsior Private Equity Fund II, Inc. (Liquidated):

In our opinion, the accompanying statement of assets and liabilities, and the related statements of operations, of changes in net assets and of cash flows and the financial highlights present fairly, in all material respects, the financial position of Excelsior Private Equity Fund II, Inc. (Liquidated) (the “Fund”) at October 30, 2007, and the results of its operations, changes in its net assets, its cash flows and financial highlights for the period November 1, 2006 through October 30, 2007, in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial highlights (hereafter referred to as “financial statements”) are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Fund as of October 31, 2006 and for each of the two years in the period then ended, including financial highlights for each of the periods in the four years then ended, were audited by other auditors whose report dated December 21, 2006, expressed an unqualified opinion on those statements.

As discussed in Note 1, the Fund was liquidated as of October 30, 2007.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

New York, New York

January 11, 2008

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments October 31, 2006

Principal Amount		Acquisition Date(s) ##	Value (Note 1)
	MONEY MARKET INSTRUMENTS — 46.72%
$7,000,000	Federal Farm Credit Bank Discount Note 5.09%, 11/13/06		$6,988,123
$2,000,000	Federal Farm Credit Bank Discount Note 5.07%, 11/01/06		2,000,000
$4,000,000	Federal Home Loan Bank Discount Note 5.09%, 11/01/06		4,000,000
$5,000,000	Federal Home Loan Bank Discount Note 5.07%, 11/01/06		5,000,000
$5,015,000	Federal Home Loan Bank Discount Note 4.98%, 11/01/06		5,015,000

	TOTAL MONEY MARKET INSTRUMENTS (Cost $23,003,123)		23,003,123

Ownership Percentage
	PRIVATE INVESTMENT FUNDS #, @ — 35.73%
	Buyout Funds — 16.39%
0.96%	Brentwood Associates III, LP	06/99 - 07/06	3,321,996
1.98%	Broadview Capital Partners, LP*	04/99 - 10/02	1,620,886
1.39%	Friedman, Fleischer & Lowe Capital Partners, LP	01/99 - 10/02	1,399,395
1.32%	Quad-C Partners V, LP*	04/98 - 10/02	1,728,415

			8,070,692

	Early Stage Venture Funds — 12.97%
1.71%	Advanced Technology Ventures V, LP	09/98 - 10/02	580,307
4.29%	Commonwealth Capital Ventures II, LP	01/99 - 10/02	1,476,739
3.96%	Communications Ventures III, LP	11/98 - 05/00	439,331
1.24%	Mayfield X, LP	06/99 - 05/02	867,697
0.62%	Mayfield X, Annex*	07/02 - 10/02	181,672
8.67%	Mid-Atlantic Venture Fund III, LP †	04/98 - 02/01	1,231,096
1.29%	Sevin Rosen Fund VI, LP	03/98 - 10/02	608,313
2.12%	Trinity Ventures VI, LP*	09/98 - 10/02	998,697

			6,383,852

	Varied Stage Venture Funds — 6.37%
2.63%	Brand Equity Ventures, LP	03/98 - 10/01	481,902
2.55%	Morgenthaler Venture Partners V, LP	10/98 - 08/01	2,645,790

			3,127,692

	TOTAL PRIVATE INVESTMENT FUNDS (Cost $29,246,072)		17,582,236

Shares
	PRIVATE COMPANIES # — 15.07%
	Preferred Stocks @ — 10.15%
	Educational Services — 0.00%
75,059	Mosaica Education, Inc., Series C	08/01	—

	Internet Services — Business — 10.15%
1,428,572	Clear Orbit, Inc., Series A †	06/00	5,000,013

	TOTAL PREFERRED STOCK (Cost $10,119,422)		5,000,013

The accompanying notes are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc.

Portfolio of Investments at October 31, 2006 — (continued)

Shares/Par Value		Acquisition Date(s) ##	Value (Note 1)
	PRIVATE COMPANIES # — (continued)
	Promissory Notes — 4.92%
	Biotechnology — 0.92%
$ 451,412	Metrigen, Inc., 6.00%, 9/01/2009 @	07/03	$451,412

	Educational Services — 4.00%
$ 686,415	Mosaica Education, Inc. Bridge Notes, 15.00%, 12/30/2007	02/01 - 08/01	686,415
$1,025,748	Mosaica Education, Inc. (Advantage Schools), 0.00%, 12/31/2007 @	02/01 - 08/01	1,025,748
$ 256,437	Mosaica Education, Inc. (ASI Texas LLC ), 0.00%, 12/31/2007 @	02/01 - 08/01	256,437

			1,968,600

	TOTAL PROMISSORY NOTES (Cost $2,420,012)		2,420,012

	Warrants @ — 0.00%
	Biotechnology — 0.00%
62,326	Metrigen, Inc. (expiration December, 2012)	07/03	—

	TOTAL WARRANTS (Cost $0)		—

	TOTAL PRIVATE COMPANIES (Cost $12,539,434 )		7,420,025

	PUBLIC COMPANIES @, #, — 0.00%
	Biotechnology — 0.00%
76,950	Curon Medical Inc. Warrants (expiration May, 2007) (Cost $0)	08/00	—

	INVESTMENT COMPANIES — 1.61%
790,698	Dreyfus Government Cash Management Fund (Cost $ 790,698)		790,698

	TOTAL INVESTMENTS (Cost $65,579,327) — 99.12%		48,796,082
	OTHER ASSETS & LIABILITIES (NET) — 0.88%		433,522

	NET ASSETS — 100.00%		$49,229,604

†	At October 31, 2006, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940, as amended. Total market value of affiliated securities owned at October 31, 2006 was $6,231,109.
#	Restricted as to public resale. Acquired between March 1998 and July, 2006. Total cost of restricted securities at October 31, 2006 aggregated $41,785,506. Total market value of restricted securities owned at October 31, 2006 was $25,002,261 or 50.79% of net assets.
*	Contributions paid in advance as of 10/31/06 (Broadview Capital Partners L.P. - $342,914, Mayfield X Annex - $87,500, Quad-C Partners V, L.P. - $716,565, Trinity Ventures VI, L.P. - $86,249).
@	Non-income producing security.
##	Disclosure required for restricted securities.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc. (Liquidated)

Statements of Assets and Liabilities

	For the period ended October 30, 2007	October 31, 2006
ASSETS:
Unaffiliated Issuers, at fair value (Cost $0 and $56,798,169 respectively)	$—	$42,564,973
Affiliated Issuers, at fair value (Cost $0 and $8,781,158 respectively)	—	6,231,109

Investments, at fair value (Cost $0 and $65,579,327 respectively) (Note 1)	—	48,796,082
Cash and cash equivalents (Note 1)	—	3,843
Receivable from Managing Investment Adviser (Note 2)	822	193,634
Interest receivable	1,699	496,286
Other assets	—	1,458

Total Assets	2,521	49,491,303

LIABILITIES:
Management fees payable (Note 2)	1,699	124,418
Professional fees payable	222	80,000
Administration fees payable (Note 2)	—	15,086
Directors’ fees payable (Note 2)	—	22,000
Accrued expenses and other payables	600	20,195

Total Liabilities	2,521	261,699

NET ASSETS	$—	$49,229,604

NET ASSETS consist of: *
Accumulated net unrealized (depreciation) on investments	—	(16,783,245)
Paid-in capital in excess of par value, net of distributions	—	66,012,849

Total Net Assets	$—	$49,229,604

Shares of Common Stock (200,000 authorized)	—	195,730

NET ASSET VALUE PER SHARE	$—	$251.52

*	As of October 30, 2007, the Company has liquidated. Thus, all accumulated net investment income/(loss); accumulated net realized and unrealized gains/(losses); and contributions and distributions are shown net.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc. (Liquidated)

Statements of Operations

	For the period ended October 30, 2007	Year Ended October 31, 2006	Year Ended October 31, 2005
INVESTMENT INCOME:
Interest income from unaffiliated investments (1)	$688,971	$892,876	$349,316
Dividend income from unaffiliated investments (1)	38,981	37,758	32,146

Total Investment Income	727,952	930,634	381,462

EXPENSES:
Management Investment Adviser fees (Note 2)	305,944	501,093	560,476
Administration fees (Note 2)	101,401	97,750	100,074
Legal fees	481,275	159,970	153,032
Audit fees	94,344	134,055	87,761
Printing fees	44,317	44,166	27,161
Directors’ fees and expenses (Note 2)	75,000	110,500	60,000
Insurance expense	206,298	21,339	—
Tax expense (Note 1)	44,081	—	—
Miscellaneous expenses	15,727	44,901	35,024

Total Expenses	1,368,387	1,113,774	1,023,528

Expenses reimbursed (by) Managing Investment Adviser (Note 2)	(533,013)	(498,117)	(349,580)

Net Expenses	835,374	615,657	673,948

NET INVESTMENT INCOME (LOSS)	(107,422)	314,977	(292,486)

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS: (Note 1)
Net realized (loss)/gain on unaffiliated investments	(13,576,099)	2,256,108	3,923,018
Net realized (loss) on affiliated investments	(2,674,174)	—	(13,416,667)
Net change in unrealized appreciation/(depreciation) on investments	16,783,245	981,374	15,507,142

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS	532,972	3,237,482	6,013,493

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$425,550	$3,552,459	$5,721,007

(1)	Includes interest income from short-term investing.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc. (Liquidated)

Statements of Changes in Net Assets

	For the period ended October 30, 2007	Year Ended October 31, 2006	Year Ended October 31, 2005
OPERATIONS:
Net investment (loss)/income	$(107,422)	$314,977	$(292,486)
Net realized (loss)/gain on investments	(16,250,273)	2,256,108	(9,493,649)
Net change in unrealized appreciation on investments	16,783,245	981,374	15,507,142

Net increase in net assets resulting from operations	425,550	3,552,459	5,721,007

DISTRIBUTIONS TO SHAREHOLDERS:
Return of capital	(49,655,154)	—	(11,761,416)

Total Distributions	(49,655,154)	—	(11,761,416)

NET (DECREASE)/INCREASE IN NET ASSETS	(49,229,604)	3,552,459	(6,040,409)

NET ASSETS:
Beginning of period	49,229,604	45,677,145	51,717,554

End of period (including net investment income/(loss) of 0, $ 314,977 and ($292,486) respectively)	$—	$49,229,604	$45,677,145

The accompanying notes are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc. (Liquidated)

Statements of Cash Flows

	For the period ended October 30, 2007	Year Ended October 31, 2006	Year Ended October 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$425,550	$3,552,459	$5,721,007
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized (appreciation) on investments	(16,783,245)	(981,374)	(15,507,142)
Net change in short-term investments	23,793,821	(11,018,189)	275,856
Purchases of investments	(45,456)	(307,503)	—
Proceeds received from the sale of investments and distributions received from private investment funds	25,580,689	10,429,529	12,453,886
Net realized loss/(gain) on investments	16,250,273	(2,256,108)	9,493,649
Decrease/(increase) in receivable from investment adviser	192,812	(110,420)	58,183
Decrease/(increase) in interest receivable	494,587	(99,065)	(110,534)
Decrease/(increase) in receivable for securities sold	—	760,138	(760,138)
Decrease in other assets	1,458	111	71
(Decrease) in management fee payable	(122,719)	(14,375)	(22,645)
(Decrease)/increase in directors’ fees payable	(22,000)	20,500	(64,500)
(Decrease) in administration fees payable	(15,086)	—	—
(Decrease) in professional fees payable	(79,778)	—	—
(Decrease)/increase in other expenses payable	(19,595)	28,140	(104,573)

Net cash provided by operating activities	49,651,311	3,843	11,433,120

CASH FLOWS FOR FINANCING ACTIVITIES
Distribution to shareholders	(49,655,154)	—	(11,761,416)

Net cash (used in) financing activities	(49,655,154)	—	(11,761,416)

Net (decrease)/increase in cash	(3,843)	3,843	(328,296)

Cash at beginning of year	3,843	—	328,296

Cash at end of year	$—	$3,843	$—

SUPPLEMENTAL INFORMATION:
Non-cash distributions received from private investment funds	$1,168,756	$892,505	$4,481,873

Taxes paid	$41,976	$—	$—

The accompanying notes are an integral part of these Financial Statements.

Excelsior Private Equity Fund II, Inc. (Liquidated)

Financial Highlights—Selected Per Share Data and Ratios

Per Share Operating Performance (1)

	For the period ended October 30, 2007	Year Ended October 31, 2006	Year Ended October 31, 2005	Year Ended October 31, 2004	Year Ended October 31, 2003
NET ASSET VALUE, BEGINNING OF PERIOD	$251.52	$233.37	$264.23	$254.00	$294.71
INCOME FROM INVESTMENT OPERATIONS:
Net investment (loss)/income	(0.55)	1.61	(1.49)	(3.16)	(3.17)
Net realized and unrealized (loss)/gain on investments	2.72	16.54	30.72	13.39	27.46

Net increase in net assets resulting from operations	2.17	18.15	29.23	10.23	24.29

DISTRIBUTIONS
Net Investment Income	—	—	—	—	—
Net Realized Gains	—	—	—	—	—
Return of capital	(253.69)	—	(60.09)	—	(65.00)

Total Distributions	(253.69)	—	(60.09)	—	(65.00)

NET ASSET VALUE, END OF PERIOD	$—	$251.52	$233.37	$264.23	$254.00

TOTAL NET ASSET VALUE RETURN (2)	1.34%	7.78%	13.77%	4.03%	8.24%

RATIOS AND SUPPLEMENTAL DATA (4)
Net Assets, End of Period (Thousands)	$—	$49,230	$45,677	$51,718	$49,716
Ratios to Average Net Assets (5)
Net Operating Expenses to Average Net Assets	2.31%	1.34%	1.48%	1.58%	1.55%
Gross Operating Expenses to Average Net Assets (3)	3.79%	2.43%	2.26%	2.19%	2.13%
Net Investment Income/(Loss) to Average Net Assets	(0.30)%	0.69%	(0.64)%	(1.22)%	(1.12)%
Portfolio Turnover Rate	0.00%	1.10%	0.00%	0.00%	0.00%

(1)	For a share outstanding throughout the period.
(2)	Total net asset value return based on per share net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company’s shares were issued in a private placement and are not traded. Therefore market value total investment return is not presented.
(3)	Expense ratio is before expense reimbursement and/or fees waived by the Managing Investment Adviser.
(4)	Income and expense ratio do not reflect the Company’s proportionate share of net investment income (loss) and expenses, including any performance-based fees, of the Private Investment Funds.
(5)	For the period ended October 30, 2007, Average Net Assets were calculated using assets just prior to the final distribution.

The accompanying notes are an integral part of these Financial Statements.

EXCELSIOR PRIVATE EQUITY FUND II, INC. (LIQUIDATED)

NOTES TO FINANCIAL STATEMENTS

October 30, 2007

Note 1 — Organization and Significant Accounting Policies

Excelsior Private Equity Fund II, Inc. (the “Company”) was incorporated under the laws of the State of Maryland on March 20, 1997, and is a non-diversified, closed-end management investment company that has elected to be treated as a business development company or “BDC” under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The duration of the Company was ten years (subject to two 2-year extensions) from the final subscription closing, which occurred on November 19, 1997. The Company liquidated effective October 30, 2007.

As a BDC, the Company must be primarily engaged in the business of furnishing capital and making available managerial assistance to companies that generally do not have ready access to capital through conventional financial channels. The Company’s investment objective was to achieve long-term capital appreciation primarily by investing in private later-stage venture capital companies and private middle-market companies in which the equity is closely held by company founders, management and/or a limited number of institutional investors and, to a lesser extent, privately offered venture capital, buyout and private equity funds managed by third parties and offer compelling strategic benefits to the Company.

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

(a) Cash and Cash Equivalents:

Cash and cash equivalents consist of deposits with banks. All highly liquid investments in 2006 and prior years were presented on the Schedule of Portfolio of Investments.

(b) Portfolio valuation:

The Company’s investments were liquidated during the period ended October 30, 2007 and as a result did not have investments to value. Hence, the forgoing disclosures apply to historical periods. Under the supervision of the Company’s Valuation and Audit Committees, consisting of the Independent Directors, the Managing Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. Investments in securities for which market quotations are readily available generally will be valued at the last sale price on the date of valuation or, if no sale occurred, at the mean of the latest bid and ask prices; provided that, as to such securities that may have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied. Securities for which no public market exists and other assets will be valued at fair value as determined in good faith by the Managing Investment Adviser or a committee of the Board of Directors or both under the supervision of the Board of Directors pursuant to certain valuation procedures summarized below. Securities having remaining maturities of 60 days or less from the date of purchase are valued at amortized cost.

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

Note 1 — Significant Accounting Policies (continued)

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

The valuation of the Company’s Private Investment Funds is based upon its pro-rata share of the value of the net assets of a Private Investment Fund as determined by such Private Investment Fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company’s investments in Private Investment Funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Managing Investment Adviser, the Managing Investment Adviser, under the supervision of the Board of Directors, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any. The valuation of the Company’s Private Investment Funds also includes contributions to such Private Investment Funds made in advance of remaining capital commitments being called by the Private Investment Funds’ respective general partners. At October 30, 2007 and October 31, 2006, these contributions paid in advance totaled $0 and $1,233,228, respectively, and are included in investments in the statement of assets and liabilities. These contributions paid in advance are non-income producing.

At October 26, 2007, all remaining assets of the Company were paid to shareholders. At October 31, 2006, market quotations were not readily available for securities valued at $25,002,261 or 50.79% of net assets. Such securities were valued by the Managing Investment Adviser under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and these differences could be material.

(c) Security transactions and investment income:

Security transactions are recorded on a trade date basis. Realized gains and losses on investments sold are recorded on the basis of identified cost. Interest income, adjusted for amortization of premiums and discounts on investments, is earned from settlement date and is recorded on the accrual basis. Dividend income is recorded on the ex-dividend date. Distributions from underlying funds were recorded on a cost recovery basis.

(d) Repurchase agreements:

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

(e) Federal income taxes:

It is the policy of the Company to qualify as a “regulated investment company” under Subchapter M of the Internal Revenue Code. The Company will make its best efforts to distribute substantially all of its taxable income to its shareholders in order to maximize the benefits under the current tax codes. Generally, no federal income or excise tax provision is required when the Company distributes 100% of its taxable income.

Note 1 — Significant Accounting Policies (continued)

(e) Federal income taxes (continued):

However, under Section 4982 of the Internal Revenue Code, if the Company does not distribute at least 98% of its taxable income, it is subject to an excise tax on such undistributed amounts. The Company has accrued an excise tax expense of $44,081 for the period ended October 30, 2007 as a result of distributing less than 98% of its taxable income for calendar year 2006. Aforementioned excise tax expense includes $2,105 of interest relating to the excise tax.

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

As of October 30, 2007, the Company has unused capital loss carryforwards of approximately $57,037,828 available for income tax purposes, to be applied against future net realized gains, if any, after October 31, 2006. Since the Company has liquidated, the benefits of the loss carry forward will not be realized.

The tax character of distributions paid during the period ended October 30, 2007, and years ended October 31, 2006 and 2005 were as follows:

	Ordinary Income	Return of Capital
Year ended October 30, 2007	$622,658	$49,032,496
Year ended October 31, 2006	—	—
Year ended October 31, 2005	—	11,761,416

Distributions from net investment income and short-term capital gains are treated as ordinary income for federal tax purposes.

(f) Liquidation Basis of Accounting

The Company has been liquidated as of October 30, 2007. As a result, all assets and liabilities have been valued at their fair value. Additionally all expenses and costs that are associated with the liquidation have been accrued. Liquidation costs of $390,430 are outside of the expense limitation and are reflected in the category of legal expenses on the Statement of Operations.

Note 2 — Investment Advisory Fee, Administration Fee and Related Party Transactions

UST Advisers, Inc. (“USTA”) which has its principal offices at 225 High Ridge Road, Stamford, Connecticut 06905, is a Delaware corporation and registered investment adviser (the “Managing Investment Adviser”). The Managing Investment Adviser is an indirect wholly-owned subsidiary of, and controlled by, Bank of America Corporation (“Bank of America”), a bank holding and a financial holding company which has its principal executive offices at 101 North Tryon Street, Charlotte, North Carolina 28255.

Prior to July 1, 2007, the Managing Investment Adviser was an indirect subsidiary of U.S. Trust Corporation (“U.S. Trust Corp.”), a registered financial holding company, which, in turn, was a wholly-owned subsidiary of The Charles Schwab Corporation (“Schwab”).

Note 2 — Investment Advisory Fee, Administration Fee and Related Party Transactions (continued)

Prior to December 16, 2005, United States Trust Company of New York, acting through its registered investment advisory division, New York Asset Management Division (“NYAMD”) and U.S. Trust Company, N.A. (“U.S Trust”), acting through its registered investment advisory division, U. S. Trust Asset Management Division (“USTAMD”), served as co-investment advisers (together the “former Managing Investment Adviser”) to the Company under a management agreement with the Company (the “Agreement”). Effective December 16, 2005, USTA assumed the duties of NYAMD and USTAMD under the Agreement pursuant to an assumption agreement.

Effective March 31, 2006, United States Trust Company of New York converted into a national bank named United States Trust Company, National Association (“U.S. Trust”) and U.S. Trust Company, N.A. merged into U.S. Trust. U.S. Trust was the surviving entity and remained a wholly-owned subsidiary of U.S. Trust Corp.

On July 1, 2007, U.S. Trust and its subsidiaries, including USTA, were acquired by Bank of America (the “Sale”). USTA continued to serve as the Managing Investment Adviser to the Company after the Sale pursuant to a new investment advisory agreement with the Company (the “New Management Agreement”) that was approved at the annual shareholder meeting held on March 15, 2007. The New Management Agreement is identical in all material respects except for the term and the date of effectiveness to the Agreement.

Under the New Management Agreement, for the services provided, the Managing Investment Adviser is entitled to receive a management fee at the annual rate of 1.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested or committed to be invested in Private Companies or Private Investment Funds and equal to an annual rate of 0.50% of the net assets of the Company, determined as of the end of each calendar quarter, that are invested in short-term investments and are not committed to Private Companies or Private Investment Funds. For the period ended October 30, 2007 and for the year ended October 31, 2006, $1,699 and $124,418, respectively, were payable to the Managing Investment Adviser.

In addition to the management fee, the Company has agreed to pay the Managing Investment Adviser an incentive fee in an amount equal to 20% of the cumulative realized capital gains (net of realized capital losses and unrealized capital depreciation) on investments other than Private Investment Funds, less the aggregate amount of incentive fee payments in prior years. If the amount of the incentive fee in any year is a negative number, or cumulative net realized gains less unrealized capital depreciation at the end of any year is less than such amount calculated at the end of the previous year, the Managing Investment Adviser will be required to repay the Company all or a portion of the incentive fee previously paid. As of, and for the period ended October 30, 2007, and years ended October 31, 2006 and 2005, no incentive fee was earned by the Managing Investment Adviser.

PFPC Inc., a majority-owned subsidiary of The PNC Financial Services Group (“PFPC”), provides administrative and accounting services to the Company pursuant to an Administration and Accounting Services Agreement. PFPC Trust Company provides custodian services to the Company pursuant to a Custodian Services Agreement. Also, PFPC provides transfer agency services to the Company pursuant to a Transfer Agency Agreement. For the services provided to the Company by PFPC and its affiliates, PFPC is entitled to an annual fee of 0.02% of average net assets plus reimbursement of reasonable expenses, and a base fee, payable monthly of $7,000. Administration fees for the period ended October 30, 2007, and year ended October 31, 2006 amounted to $101,401 and $97,750, respectively, of which $0 and $15,086 was payable at October 30, 2007 and October 31, 2006, respectively.

The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.25% of the Company’s average net assets. This reimbursement amounted to $533,013, $498,117 and $349,580 for the period ended October 30, 2007, and years ended October 31, 2006 and 2005, respectively, which includes a receivable to the Company of $822 and $193,634 as of October 30, 2007 and October 31, 2006, respectively.

Note 2 — Investment Advisory Fee, Administration Fee and Related Party Transactions (continued)

Each member of the Board of Directors receives a $10,000 annual retainer and the Chairman of the Board receives an additional $1,000 annual retainer. Also, each member of the Board of Directors receives $2,000 per quarterly meeting attended. In addition each Board member receives $500 per quarterly telephonic meeting and $500 for any other telephonic special meeting. For each audit committee meeting attended, Members receive $1,500, while the Chairman of the Audit Committee receives an additional $1,000 retainer. Each member of the Board is reimbursed for expenses incurred for attending meetings. No person who is an officer, manager or employee of Bank of America, or its subsidiaries, who serves as an officer, manager or employee of the Company, receives any compensation from the Company. For the period ended October 30, 2007, and years ended October 31, 2006 and 2005 the Board of Directors’ fees totaled $75,000, $110,500 and $60,000 of which $0 and $22,000 was payable at October 30, 2007 and October 31, 2006, respectively.

On December 16, 2004, Schwab entered into an agreement with the Company and other funds managed by the former Managing Investment Adviser whereby Schwab has funded a reserve account to be held by the Managing Investment Adviser or its affiliate. This reserve account was established so that the Company and other funds managed by the Managing Investment Adviser will be able to draw upon it to pay in full all costs incurred related to the termination of Ernst & Young LLP (“E&Y”), the Company’s independent registered accountants prior to October 28, 2004, as a result of concerns regarding their independence at the time of issuance of their report on the Company’s October 31, 2003 financial statements. This agreement was executed in order to ensure that these costs related to the termination of E&Y are not borne by the Company, the other funds managed by the Managing Investment Adviser or their respective shareholders. At the time, Schwab was an affiliate of the Company’s Managing Investment Adviser. In consideration of the funding of the reserve account, the Company and the other funds managed by the Managing Investment Adviser subrogated all of their claims, causes of action and rights against E&Y for payment of these expenses to Schwab.

Note 3 — Purchases and Sales of Securities

Excluding short-term investments, the Company’s purchases and proceeds from the sales of securities for the period ended October 30, 2007, and years ended October 31, 2006 and 2005 were as follows:

	Purchases ($)	Proceeds ($)
October 30, 2007	45,456	25,580,689
October 31, 2006	307,503	10,429,529
October 31, 2005	—	12,453,886

Note 4 — Transactions with Affiliated Portfolio Companies

An affiliated company is a company in which the Company has ownership of over 5% of the voting securities. No dividend income was received from affiliated companies during the period ended October 30, 2007 and year ended October 31, 2006. Transactions with companies, which are or were affiliates are as follows:

			For the Period Ended October 30, 2007
Name of Investment	Shares/ Principal Amount/ Percentage Held at October 31, 2006	October 31, 2006 Value	Conversion Cost	Sales/ Conversion Proceeds	Interest	Realized Gain/(Loss)	Shares/ Principal Amount/ Percentage Held at October 30, 2007	October 30, 2007 Value (Note 1)
Affiliated Companies
Mid-Atlantic Venture Fund III, LP	8.67%	$1,231,096	$—	$922,814	$—	$(2,858,264)	—	$—
Clear Orbit Inc., Preferred Series A	1,428,572	5,000,013	—	5,184,103	—	184,090	—	—

Total Non-Controlled Affiliates		$6,231,109	$—	$6,106,917	$—	$(2,674,174)		$—

			For the Year Ended October 31, 2006
Name of Investment	Shares/ Principal Amount/ Percentage Held at October 31, 2005	October 31, 2005 Value	Conversion Cost	Sales/ Conversion Proceeds	Interest	Realized Gain/(Loss)	Shares/ Principal Amount/ Percentage Held at October 31, 2006	October 31, 2006 Value (Note 1)
Affiliated Companies
Mid- Atlantic Venture Fund III, LP	8.69%	$1,660,025	$—	$576,963	$—	$—	8.67%	$1,231,096
Clear Orbit Inc., Preferred Series A	1,428,572	5,000,013	—	—	—	—	1,428,572	5,000,013

Total Non-Controlled Affiliates		$6,660,038	$—	$576,963	$—	$—		$6,231,109

Note 5 — Pending Litigation

The former Managing Investment Adviser, certain of its affiliates, including U.S. Trust, and others have also been named in four shareholder class action lawsuits and two derivative actions which allege that the former Managing Investment Adviser, certain of its affiliates and others allowed certain parties to engage in illegal and improper mutual fund trading practices, which allegedly caused financial injury to the shareholders of certain mutual funds managed by the former Managing Investment Adviser. Each seeks unspecified monetary damages and related equitable relief.

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

Note 5 — Pending Litigation (continued)

While the ultimate outcome of these matters cannot be predicted with any certainty at this time, based on currently available information and consultation with counsel, U.S. Trust believes that the likelihood is remote that the pending litigation will materially affect the Managing Investment Adviser’s ability to provide investment management services to the Company. Neither the Managing Investment Adviser nor the Company is a party to the lawsuits described above.

Note 6 — Guarantees

In the normal course of business, the Company enters into contracts that provide general indemnifications. The Company’s maximum exposure under these agreements is dependent on future claims that may be made against the Company, and therefore cannot be established; however, based on experience, the risk of loss from such claims is considered remote.

Note 7 — New Accounting Pronouncement

The Financial Accounting Standards Board (“FASB”) issued Interpretation 48 in July 2006, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. Given that the Company is liquidated, the statement is not going to impact the financial statements.

FASB issued Statement No. 157 in September 2006, Fair Value Measurements, which is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement provides enhanced guidance for using fair value to measure assets and liabilities. It clarifies fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Given that the Company is liquidated, the statement is not going to impact the financial statements.

FASB issued Statement No. 159 (“SFAS 159”) in February 2007, the Fair Value Option for Financial Assets and Financial Liabilities, which is effective for Financial Statements issued for fiscal year beginning after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings. Given that the Company is liquidated, the statement is not going to impact the financial statements.

The FASB approved the issuance of Statement of Position (“SOP”) 07-01 in June of 2007, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies”, which was originally effective for fiscal year beginning on or after November 15, 2007. Subsequent to the issuance of SOP 07-01, FASB issued FASB Staff Position (“FSP”) 07-01a, which proposes to indefinitely delay the effective date of SOP 07-01 and prohibits early adoption of SOP 07-01 until a final FSP is issued. Given that the Company is liquidated, the statement is not going to impact the financial statements.

Note 8 — Liquidity and Sale Transaction

On July 12, 2007, the Company completed the sale and the disposition of substantially all of its non-cash assets. The disposition was structured as an asset sale, whereby under the terms of a Purchase and Sale Agreement (the “Purchase Agreement”), dated as of April 2, 2007, between AIG PineStar Capital II, L.P., a Cayman Islands exempted limited partnership (“AIG”), and the Company, the Company sold all of its investment interests in Advanced Technology Ventures V, L.P., Brand Equity I, L.P., Brentwood Associates III, L.P.,

Note 8 — Liquidity and Sale Transaction (continued)

Broadview Capital Partners, L.P., Communications Ventures III, L.P., Friedman Fleischer & Lowe Capital Partners, L.P., Mayfield X, L.P., Mayfield X Annex, Mid-Atlantic Venture Fund III, L.P., Quad-C Partners V L.P., Sevin Rosen Fund, L.P., Trinity Ventures VI, L.P., ClearOrbit, Inc., Mosaica Education, Inc., and Metrigen, Inc. to AIG for a cash payment of $6,622,884 net of certain adjustments pursuant to the terms of the Purchase Agreement.

The Company’s shareholders approved the sale to AIG at a special shareholders’ meeting held on June 22, 2007. At that same meeting the shareholders also approved the liquidation and dissolution of the Company.

On August 3, 2007, the Company made a first liquidating distribution to the Company’s stockholders of record as of the close of business on June 22, 2007 in the aggregate amount of $46,975,200 or $240.00 per share. A final liquidating distribution was paid on October 26, 2007 in the amount of $2,679,954 or $13.69 per share. The Company liquidated on October 30, 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 11, 2006, Deloitte & Touche LLP (“D&T”), the Company’s independent registered public accounting firm, informed the Company that D&T is not independent of Bank of America, and that, effective upon the closing date of the Asset Sale, D&T would no longer be able to serve as the Company’s independent registered public accounting firm and provide any attest services to the Fund. On January 29, 2007, the Board of Directors of the Company received a letter of resignation from D&T indicating that D&T would no longer serve as the Company’s independent registered public accounting firm. On January 29, 2007, the Company engaged PricewaterhouseCoopers LLP (“PWC”) as the Company’s independent registered public accounting firm for the fiscal year ended October 31, 2007, replacing D&T.

There were no disagreements or reportable events.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. For the period ended October 30, 2007 (the end of the period covered by this report), the Company’s principal executive officers and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

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

Set forth below are names, ages, positions and certain other information concerning the current directors and certain officers of the Company for the period ended October 30, 2007.

Name, Address and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation During Past Five Years	Number of Portfolios in Fund Complex* Overseen by Director
Disinterested Directors
Gene M. Bernstein, 60 United States Trust Company, National Association 114 West 47th Street New York, NY 10036	Director and Member of the Audit and Valuation Committees	Annual Terms since December 1, 1994	Mr. Bernstein is Director of NIC Holding Corp. He was Dean of the Skodneck Business Development Center at Hofstra University from 2000-2001. Prior to that, Mr. Bernstein was President and Vice Chairman at Northville Industries, a petroleum marketing, distribution, trading and storage company and wholly-owned subsidiary of NIC Holding Corp. Mr. Bernstein also serves as a director or manager of Excelsior Private Equity Fund II, Inc., Excelsior Venture Investors III, LLC, Excelsior Venture Partners III, LLC, Excelsior Directional Hedge Fund of Funds Master Fund, LLC, Excelsior Directional Hedge Fund of Funds (TI), LLC and Excelsior Directional Hedge Fund of Funds (TE), LLC.	6

Victor F. Imbimbo, 55 United States Trust Company, National Association 114 West 47th Street New York, NY 10036	Director and Member of the Audit and Valuation Committees	Annual Terms since April 6, 2000	Mr. Imbimbo is the President and CEO of Caring Today, LLC., the publisher of Caring Today Magazine, the leading information resource within the family caregivers market. Prior to this, Mr. Imbimbo, was Executive Vice President of TBWA\New York and President for North America with TBWA/WorldHealth, a division of TBWA Worldwide where he directed consumer	6
			marketing program development for healthcare companies primarily within the pharmaceutical industry. Mr. Imbimbo serves as a director or manager of Excelsior Private Equity Fund II, Inc., Excelsior Venture Partners III, LLC, Excelsior Venture Investors III, LLC, Excelsior Directional Hedge Fund of Funds (TI), LLC and Excelsior Directional Hedge Fund of Funds (TE), LLC. Mr. Imbimbo is a Board member for Vertical Branding, Inc, a public company specializing in direct response branding and marketing.

Name, Address and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation During Past Five Years	Number of Portfolios in Fund Complex* Overseen by Director

Stephen V. Murphy, 62 United States Trust Company, National Association 114 West 47th Street New York, NY 10036	Director and Member of the Audit and Valuation Committees	Annual Terms since December 1, 1994	Mr. Murphy is President of S.V. Murphy & Co., an investment banking firm. Mr. Murphy serves as a director or manager of Excelsior Private Equity Fund II, Inc., Excelsior Venture Partners III, LLC, Excelsior Venture Investors III, LLC, Excelsior Directional Hedge Fund of Funds (TI), LLC and Excelsior Directional Hedge Fund of Funds (TE), LLC. He also serves on the board of directors of The First of Long Island Corporation, The First National Bank of Long Island and Bowne & Co., Inc.	6

John C. Hover II, 64 United States Trust Company, National Association 114 West 47th Street New York, NY 10036	Director and Chairman of the Board	Annual terms since December 9, 1998	Mr. Hover was an Executive Vice President of U.S. Trust Company (retired since 1998). Mr. Hover serves as chairman of the board of directors or managers of Excelsior Private Equity Fund II, Inc., Excelsior Venture Partners III, LLC and Excelsior Venture Investors III, LLC. He also serves on the board of directors of Tweedy, Browne Fund, Inc.	3

*	The “Fund Complex” consists of Excelsior Private Equity Fund II, Inc., Excelsior Venture Partners III, LLC, Excelsior Venture Investors III, LLC, Excelsior Directional Hedge Fund of Funds Master Fund, LLC, Excelsior Directional Hedge Fund of Funds (TI) LLC, and Excelsor Directional Hedge Fund of Funds (TE), LLC.

Officers

Name, Address and Age	Position(s) Held with the Company	Length of Time Served	Principal Occupation During Past Five Years
David R. Bailin, 47 UST Advisers, Inc. 225 High Ridge Road Stamford, CT 06905	Co-Chief Executive Officer	Since December, 2006	Managing Director, Alternative Investment Group, Bank of America (7/07 to present); Managing Director and Head of Alternative Investments, U.S. Trust (9/06 to 6/07); co-founder of Martello Investment Management, a hedge fund-of-funds specializing in trading strategies (2/02 to 9/06); Chief Operating Officer and Partner of Violy, Byorum and Partners, LLC, an investment banking firm focusing on Latin America (1/00 to 1/02).

Raghav V. Nandagopal, 45 UST Advisers, Inc. 225 High Ridge Road Stamford, CT 06905	Co-Chief Executive Officer	Since June, 2005	Senior Vice President, Alternative Investment Group, Bank of America (7/07 to present); Senior Vice President, U.S. Trust (2001 to 6/07); prior to U.S. Trust, Mr. Nandagopal held positions at McKinsey & Company and AT&T Capital.

Steven L. Suss, 47 UST Advisers, Inc. 225 High Ridge Road Stamford, CT 06905	Chief Financial Officer and Treasurer	Since April, 2007	Chief Financial Officer, Alternative Investment Group, Bank of America (7/07 to present); Director (4/07 to present), Senior Vice President (7/07 to present), and President (4/07 to 6/07) of UST Advisers, Inc.; Senior Vice President of U.S. Trust’s Alternative Investment Division (4/07 to 6/07); Chief Financial Officer and Chief Compliance Officer, Heirloom Capital Management, L.P. (5/02 to 9/06); Vice President and Chief Financial Officer, Westway Capital LLC (9/97 to 1/02).

Benjamin Tanen, 31 UST Advisers, Inc. 225 High Ridge Road Stamford, CT 06905	Vice President	Since April, 2007	Vice President, Alternative Investment Group, Bank of America (7/07 to present); Vice President, UST Advisers, Inc. (9/05 to present); Associate and Vice President at Dawntreader Ventures (formerly SoundView Ventures), a venture capital firm (2000 to 2005); Associate Analyst at Giga Information Group (now Forrester Research), a technology research and advisory firm (1997 to 1999).

Marina Belaya, 40 Bank of America 114 W. 47th Street New York, NY 10036	Secretary	Since April, 2007	Assistant General Counsel, Bank of America (7/07 to present); Vice President and Senior Attorney of U.S. Trust (2/06 to 6/07); Vice President, Corporate Counsel, Prudential Financial (4/05 to 01/06); Associate, Schulte Roth & Zabel LLP (09/02 to 03/05).

Name, Address and Age	Position(s) Held with the Company	Length of Time Served	Principal Occupation During Past Five Years

Linda Wondrack, 43 Bank of America One Financial Center Boston, MA 02111	Chief Compliance Officer	Since August, 2007	Director (Columbia Management Group LLC and Investment Product Group Compliance), Bank of America (6/05 to present); Director of Corporate Compliance and Conflicts Officer, MFS Investment Management (8/04 to 5/05; Managing Director, Deutsche Asset Management (prior to 8/04).

All officers of the Company are employees and/or officers of the Managing Investment Adviser.

Officers of the Company are elected by the directors and hold office until they resign, are removed or are otherwise disqualified to serve.

Audit Committee Financial Expert

Mr. Murphy is the audit committee financial expert as defined by the Securities and Exchange Commission (“SEC”) rules and is “independent,” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Code of Ethics

As of the end of the period, October 30, 2007, the Company has adopted a code of ethics, which complies with the criteria provided in the SEC rules, and applies to its principal executive officer, the principal financial officer and any other officers who serve a similar function. A copy of the code of ethics is incorporated herein by reference in Item 15 of this Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the Federal securities laws, the Company’s managers and executive officers and any persons holding more than 10% of the Company’s outstanding units are required to report their ownership of units and any changes in the ownership of the Company’s units to the Company and the SEC. To the best of the Company’s knowledge, the Company’s directors and executive officers have satisfied these filings.

ITEM 11.	EXECUTIVE COMPENSATION.

The Company has no full-time employees. Pursuant to the New Management Agreement, the Managing Investment Adviser employs and compensates all of the personnel of the Company, and also furnishes all office facilities, equipment, management and other administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company will pay a management fee based upon average quarterly net assets and an incentive fee based in part on a percentage of realized capital gains of the Company.

Managers receive compensation of $10,000 as an annual retainer and the Chairman of the Board receives an additional $1,000 annual retainer. Also, each member of the Board receives $2,000 per quarterly meeting attended. In addition, each Board member receives $500 per quarterly telephonic meeting and $500 for any other telephonic special meeting. For each audit committee meeting attended, Board members will receive $1,500, while the Chairman of the Audit Committee will receive an additional $1,000 retainer. Each member of the Board is reimbursed for expenses incurred for attending meetings. The Company does not have a stock option plan, other long-term incentive plan, retirement plan or other retirement benefits.

The following chart provides certain information about the fees received by the managers in the fiscal year ended October 31, 2007.

Name of Person/Position	Aggregate Compensation From The Company	Total Compensation From the Company And Fund Complex * Paid to Managers
John C. Hover II Manager	$21,500	$48,250	(3)
Gene M. Bernstein Manager	$25,000	$84,750	(6)
Stephen V. Murphy Manager	$24,000	$76,250	(6)
Victor F. Imbimbo, Jr. Manager	$25,000	$83,750	(6)

*	The “Fund Complex” includes Excelsior Private Equity Fund II, Inc., Excelsior Venture Partners III, LLC, Excelsior Venture Investors III, LLC, Excelsior Directional Hedge Fund of Funds Master Fund, LLC, Excelsior Directional Hedge Fund of Funds (TI), LLC and Excelsior Directional Hedge Fund of Funds (TE), LLC. The parenthetical number represents the number of investment companies (including the Company) from which such person receives compensation that is considered a part of the same Fund Complex as the Company. The last column represents the compensation from the Fund Complex as of December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On December 11, 2006, Deloitte & Touche LLP (“D&T”), the Company’s independent registered public accounting firm, informed the Company that D&T is not independent of Bank of America, and that, effective upon the closing date of the Sale, D&T will no longer be able to serve as the Company’s independent registered public accounting firm and provide any attest services to the Company. On January 29, 2007, the Board of Managers of the Company received a letter of resignation from D&T indicating that D&T will no longer serve as the Company’s Independent Registered Public Accounting Firm. On January 29, 2007, the Company engaged PricewaterhouseCoopers, LLP (“PWC”) as the Fund’s Independent Registered Public Accounting Firm for the period ending October 30, 2007, replacing D&T.

Audit Fees

(a)	The aggregate fees billed for each of the last two fiscal years for professional services rendered by the registered public accountant for the audit of the registrant’s annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are $101,000 for 2006 and $94,343 for 2007.

Audit-Related Fees

(b)	The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit of the registrant’s financial statements and are not reported under paragraph (a) of this Item are $0 for 2006 and $0 for 2007.

Tax Fees

(c)	The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning are $0 for 2006 and $0 for 2007.

All Other Fees

(d)	The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in paragraphs (a) through (c) of this Item are $0 for 2006 and $0 for 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1.	Financial Statements

The financial statements listed in Item 8, “Financial Statements and Supplementary Data,” beginning on page 16 are filed as part of this report.

2.	Financial Statement Schedules

The financial statement schedules listed in Item 8, “Financial Statements and Supplementary Data,” beginning on page 9 are filed as part of this report.

3.	Exhibits

Exhibit Number	Description
(3)(i)	Articles of Incorporation of the Company. [1]

(3)(ii)	By-Laws of the Company. [1]

(10.1.1)	Form of Management Agreement. [2]

(10.1.2)	Form of New Management Agreement for Managing Investment Adviser.

(10.2)	Form of Transfer Agency and Custody Agreement. [3]

(10.3)	Investment Sub-Advisory Agreement dated as of December 21, 2001, among the Company, United States Trust Company of New York, U.S. Trust Company and U.S. Trust Company, N. A. [4]

(10.4)	Administration and Accounting Services Agreement dated January 1, 2002, between the Company and PFPC Inc. [4]

(10.5)	Custodian Services Agreement dated January 1, 2002, between the Company and PFPC Trust Company. [4]

(10.6)	Transfer Agency Services Agreement dated February 1, 2002, between the Company and PFPC Inc. [4]

(14)	Code of Ethics.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)(a)	Audit Committee Charter.

[1]	Incorporated by reference to the Company’s Registration Statement on Form N-2, (File No. 333-23811), filed with the Securities Exchange Commission on March 24, 1997.
[2]	Incorporated by reference to the Company’s definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on May 25, 2000.
[3]	Incorporated by reference to the Company’s Registration Statement on Form N-2/A (File No. 333-23811), filed with the Securities and Exchange Commission on May 13, 1997.
[4]	Incorporated by reference to the Company’s Quarterly Report on Form 10Q, as filed with the Securities and Exchange Commission on March 18, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCELSIOR PRIVATE EQUITY FUND II, INC.

Date: 1/25/08	By:	/S/ DAVID R. BAILIN
David R. Bailin
Co-Chief Executive Officer

Date: 1/25/08	By:	/S/ RAGHAV V. NANDAGOPAL
Raghav V. Nandagopal
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ DAVID R. BAILIN David R. Bailin	Co-Chief Executive Officer	1/25/08

/S/ RAGHAV V. NANDAGOPAL Raghav V. Nandagopal	Co-Chief Executive Officer	1/25/08

/S/ STEVEN L. SUSS Steven L. Suss	Treasurer and Chief Financial Officer	1/25/08

/S/ JOHN C. HOVER II John C. Hover II	Chairman of the Board and Director	1/25/08

/S/ GENE M. BERNSTEIN Gene M. Bernstein	Director	1/25/08

/S/ STEPHEN V. MURPHY Stephen V. Murphy	Director	1/25/08

/S/ VICTOR F. IMBIMBO, JR. Victor F. Imbimbo, Jr.	Director	1/25/08